Form 10-Q
period 2007-12-31
Mobile Presence Technologies Inc.
filed 2008-02-19
CIK 1417192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333-147666

MOBILE PRESENCE TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8545693
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

211 West 106th Street – Apartment 15D New York, New York 10025 (Address of principal executive offices)

(917) 825-9093
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ *   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,046,500 shares of Common Stock, as of February 15, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒  No   _
Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART I – FINANCIAL INFORMATION
Item 1.  Financial Information

MOBILE PRESENCE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

December 31, 2007

INDEX TO FINANCIAL STATEMENTS

(UNAUDITED)

Contents	Page(s)
Balance Sheet at December 31, 2007	F-2
Statements of Operations for the Three Months Ended December 31, 2007 and the Period From February 13, 2007 (Inception) Through December 31, 2007	F-3
Statement of Stockholders' Equity for the Period From February 13, 2007 (Inception) Through December 31, 2007	F-4
Statements of Cash Flows for the Three Months Ended December 31, 2007 and the Period From February 13, 2007 (Inception) Through December 31, 2007	F-5
Notes to the Financial Statements	F-6 to F-9

                                                 F-1

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
December 31, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash	$5,962

Total Current Assets	5,962

Total Assets	$5,962

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$1,500

Total Current Liabilities	1,500

STOCKHOLDERS' EQUITY:
Preferred stock at $0.0001 par value: 1,000,000 shares authorized;
none issued and outstanding	-
Common stock at $0.0001 par value: 20,000,000 shares authorized,
1,046,500 shares issued and outstanding	105
Additional paid-in capital	46,495
Deficit accumulated during development stage	(42,138)

Total Stockholders' Equity	4,462

Total Liabilities and Stockholders' Equity	$5,962

See accompanying notes to the financial statements.

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
For the Period From February 13, 2007 (Inception) Through December 31, 2007
(UNAUDITED)

	For the Three Months Ended December 31, 2007	For the period from February 13, 2007 (Inception) through December 31, 2007

OPERATING EXPENSES:
Professional fees	$11,500	$39,500
General and administrative expenses	2,629	2,638

Total operating expenses	14,129	42,138

LOSS FROM OPERATIONS	(14,129)	(42,138)

INCOME TAXES	-	-

NET LOSS	$(14,129)	$(42,138)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.01)	$(0.04)

Weighted Common Shares Outstanding - basic and diluted	1,045,826	1,020,951

See accompanying notes to the financial statements.

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period From February 13, 2007 (Inception) Through December 31, 2007
(UNAUDITED)

				Deficit
	Common Stock, $0.0001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity

Balance, February 13, 2007 (Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash	1,000,000	100			100
($.0001 per share)

Issuance of common stock for cash	44,500	4	44,496		44,500
($1.00 per share; June 5, 2007
through September 30, 2007)

Net loss				(28,009)	(28,009)

Balance, September 30, 2007	1,044,500	104	44,496	(28,009)	16,591

Issuance of common stock for cash	2,000	1	1,999		2,000
at $1.00 per share

Net loss				(14,129)	(14,129)

Balance, Decemer 31, 2007	1,046,500	$105	$46,495	$(42,138)	$4,462

See accompanying notes to the financial statements.

                                                     F- 4

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period from
		February 13, 2007
	For the Three Months Ended	(Inception) through
	December 31, 2007	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,129)	$(42,138)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	(6,500)	1,500

NET CASH USED IN OPERATING ACTIVITIES	(20,629)	(40,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	2,000	46,600
Proceeds from common stock to be issued	-	1,000
Payment of common stock to be issued	(1,000)	(1,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000	46,600

NET INCREASE (DECREASE) IN CASH	(19,629)	5,962

Cash at beginning of period	25,591	-

Cash at end of period	$5,962	$5,962

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to the financial statements.

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
December 31, 2007
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Mobile Presence Technologies, Inc. (“MPT” or the “Company”), a development stage company, was incorporated on February 13, 2007 under the laws of the State of Delaware. Initial operations have included organization and incorporation, target market identification, new product development, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has not generated any revenues since inception. The Company plans to develop and market software enhancements and advertising to cellular telephone services that are oriented towards the non-youth market.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended September 30, 2007 and notes thereto contained in Form SB-2 as filed with the SEC on November 28, 2007, which was declared effective on January 9, 2008.  Interim results are not necessarily indicative of the results for the full fiscal year.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Developmentstage company

The Company is a development stage companyas defined by Statement of Financial Accounting Standards No. 7“Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”). The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered aspart of the Company's development stage activities.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash equivalents

            The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cashand accrued expenses, approximate their fair values because of the short maturity of these instruments and market rates of interest.

Revenue recognition

The Company’s future revenues will be derived principally from software enhancements and advertising to cellular telephone services. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2007.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending September 30, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159“The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”).

SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings.  SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”(“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferredand capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007)“Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008,except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending September 30, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160“Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008,except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending September 30, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage. The Company intends to develop and market software enhancements and advertising to cellular telephone services that are oriented towards the non-youth market; however, the Company has not yet acquired the necessary equipment or begun operations. Its activities as of December 31, 2007 have been organizational and developmental (pre-operational).

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $42,138 at December 31, 2007, had a net loss and cash used in operations of $14,129 and $20,629 for the three month period ended December 31, 2007, respectively, and earned no revenues since inception.

While the Company is attempting to commence operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY

Sale of common stock

The Company was incorporated on February 13, 2007. Upon the formation, the Company issued 985,000 shares of its common stock to its founder attheir par value of $0.0001 per share and 15,000 shares to its counsel Frank J. Hariton at their par value of $0.0001 per share. For the period from June 5, 2007 through September 30, 2007, the Company sold 44,500 shares of its common stock in a private placement at $1.00 per share to 39 individuals.

For the period from October 1, 2007through October 31, 2007, the Company sold 2,000shares of its common stock at $1.00 per share for $2,000 to twoindividuals.

NOTE 5 – RELATED PARTY TRANSACTION

The Company has been provided office space by its Chief Executive Officer at no cost.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATION

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of various factors.

OVERVIEW

We are in a developmental stage and have not begun meaningful business operations. Our operating expenses consist primarily of the cost of regulatory compliance.  Implementing our planned business operation is dependant on our ability to raise between $1 million and $3 million of additional capital after all offering expenses paid to a placement agent, attorneys, accountant’s and the like.

Our plan is to utilize such capital we raise as follows:

	If a Net of One Million Dollars is Raised	If a Net of Three Million Dollars is Raised
Renting and Furnishing Offices	$50,000	$250,000
Equipment	$200,000	$300,000
Officer Salaries	$250,000	$800,000
Employee Salaries	$250,000	$750,000
Working Capital	$250,000	$900,000
INFLATION

If we become operational, inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause a general economic downturn and negatively impact our results.

SEASONALITY

If we become operational, we do not believe that our business will be seasonal to any material degree.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with our annual report for the year ended October 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪
of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;
▪
of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;
▪
of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and
▪
that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Revenue recognition: We recognize revenues at the moment a sale to a customer is complete.  We are a retail business.  Sales are complete when a customer makes payment in cash or credit card and takes the purchase from the store. Gross revenues are reduced by actual customer returns and a provision for estimated future customer returns. We have had virtually no customer returns.

Off Balance Sheet Transactions

We have not engaged in off-balance sheet arrangements described in Regulation S-K Section 303.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

We do not own the type of market risk sensitive instruments described in Regulation S-K Section 305

ITEMS 4 AND 4T.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (one person, our President), as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

.
PART II

OTHER INFORMATION

Item 1	Legal Proceedings	None
Item 1A
Risk Factors: Reference is made to our the section entitled “Risk Factors” in our Registration Statement on Form SB-2 which was ordered effective on January 9, 2008.

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Sect Certification 302 Certification Of Chief Executive Officer and Chief Financial Officer

32.1	Cert Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobile Presence Technologies, Inc.
(Registrant)

By: /s/ Timothy Lightman
Timothy Lightman, Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)