Form 10-Q
period 2008-05-09
Mobile Presence Technologies Inc.
filed 2008-05-13
CIK 1417192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333- 141327

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes X   No   _
Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

PART I – FINANCIAL INFORMATION
Item 1.  Financial Information

MOBILE PRESENCE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

March 31, 2008

INDEX TO FINANCIAL STATEMENTS

Contents                                                                                                                                                                                                             Page(s)

Balance Sheets at March 31, 2008 (Unaudited) and September 30, 2007	F-2
Statements of Operations for the Three Months Ended March 31, 2008 (Unaudited) and the Period from February 13, 2007 (Inception )through March 31, 2007 (Unaudited)	F-3
Statements of Operations for the Six Months Ended March 31, 2008 (Unaudited) and the Period from February 13, 2007 (Inception) through March 31, 2008 (Unaudited)	F-4
Statement of Stockholders Equity for the Period From February 13, 2007 (Inception) through March 31, 2008 (Unaudited)	F-5
Statements of Cash Flows for the Six Months Ended March 31, 2008 (Unaudited), the Period from February 13, 2007 (Inception) through March 31, 2007 (Unaudited), and the Period From February 13, 2007 (Inception) through March 31, 2008 (Unaudited)
F-6
Noted to the Financial Statements (Unaudited)	F-7 to F-10

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2008		September 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash		$90		$25,591

Total Current Assets		90		25,591

Total Assets		$90		$25,591

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses		$1,500		$8,000
Common stock to be issued		-		1,000

Total Current Liabilities		1,500		9,000

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 1,000,000 shares authorized;
none issued or outstanding		-		-
Common stock at $0.0001 par value: 20,000,000 shares authorized,
1,046,500 shares and 1,044,500 shares issued and outstanding, respectively		105		104
Additional paid-in capital		51,695		44,496
Deficit accumulated during the development stage		(53,210)		(28,009)

Total Stockholders' Equity (Deficit)		(1,410)		16,591

Total Liabilities and Stockholders' Equity (Deficit)		$90		$25,591

See accompanying notes to the financial statements.

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		For the Period from
	For the Three Months	February 13, 2007
	Ended	(Inception) through
	March 31, 2008	March 31, 2007

NET REVENUES	$-	$-

OPERATING EXPENSES:
Professional fees	$5,091	$-
General and administrative expenses	5,981	-

Total operating expenses	11,072	-

LOSS BEFORE TAXES	(11,072)	-

INCOME TAXES	-	-

NET LOSS	$(11,072)	$-

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.01)	$-

Weighted common shares outstanding - basic and diluted	1,046,500	1,000,000

See accompanying notes to the financial statements.

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		For the Period from	For the Period from
	For the Six Months	February 13, 2007	February 13, 2007
	Ended	(Inception) through	(Inception) through
	March 31, 2008	March 31, 2007	March 31, 2008

NET REVENUES	$-	$-	$-

OPERATING EXPENSES:
Professional fees	$16,591	$-	$44,591
General and administrative expenses	8,610	-	8,619

Total operating expenses	25,201	-	53,210

LOSS BEFORE TAXES	(25,201)	-	(53,210)

INCOME TAXES	-	-	-

NET LOSS	$(25,201)	$-	$(53,210)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.02)	$-	$(0.05)

Weighted common shares outstanding - basic and diluted	1,046,161	1,000,000	1,026,595

See accompanying notes to the financial statements.

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM FEBRUARY 13, 2007 (INCEPTION) THROUGH MARCH 31, 2008
(Unaudited)

				Deficit
	Common Stock, $0.0001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, February 13, 2007 (Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash	1,000,000	100			100
($.0001 per share)

Issuance of common stock for cash	44,500	4	44,496		44,500
($1.00 per share; June 5, 2007
through September 30, 2007)

Net loss				(28,009)	(28,009)

Balance, September 30, 2007	1,044,500	104	44,496	(28,009)	16,591

Issuance of common stock for cash	2,000	1	1,999		2,000
at $1.00 per share

Contribution to capital			5,200		5,200

Net loss				(25,201)	(25,201)

Balance, March 31, 2008	1,046,500	$105	$51,695	$(53,210)	$(1,410)

See accompanying notes to the financial statements.

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

(UNAUDITED)

				For the Period from
	For the Six Months	February 13, 2007		February 13, 2007
	Ended	(Inception) through		(Inception) through
	March 31, 2008	March 31, 2007		March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,201)		$-	$(53,210)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	(6,500)		-	1,500

NET CASH USED IN OPERATING ACTIVITIES	(31,701)		-	(51,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	2,000		-	46,600
Contribution to capital	5,200		-	5,200
Proceeds from common stock to be issued	-		-	1,000
Payment of common stock to be issued	(1,000)			(1,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,200		-	51,800

NET INCREASE (DECREASE) IN CASH	(25,501)		-	90

Cash at beginning of period	25,591		-	-

Cash at end of period	$90		$-	$90

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-		$-	$-
Taxes paid	$-		$-	$-

See accompanying notes to the financial statements.

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
March 31, 2008
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

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”). The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2008.

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

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings.  SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending September 30, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending September 30, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage. The Company intends to develop and market software enhancements and advertising to cellular telephone services that are oriented towards the non-youth market; however, the Company has not yet acquired the necessary equipment or begun operations. Its activities as of March 31, 2008 have been organizational and developmental (pre-operational).

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $53,210 at March 31, 2008, had a net loss and cash used in operations of $25,201 and $31,701 for the six months period ended March 31, 2008, respectively, and earned no revenues since inception.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

(i) Sale of common stock

The Company was incorporated on February 13, 2007. Upon the formation, the Company issued 985,000 shares of its common stock to its founder at their par value of $0.0001 per share and 15,000 shares to its counsel Frank J. Hariton at their par value of $0.0001 per share. For the period from June 5, 2007 through September 30, 2007, the Company sold 44,500 shares of its common stock in a private placement at $1.00 per share to 39 individuals.

For the period from October 1, 2007 through October 31, 2007, the Company sold 2,000 shares of its common stock at $1.00 per share for $2,000 to two individuals.

(ii) Contribution to capital

On January 16, 2008 and February 14, 2008, a majority stockholder of the Company contributed $200 and $5,000 to capital, respectively.

NOTE 5 – RELATED PARTY TRANSACTION

The Company has been provided office space by its Chief Executive Officer at no cost.

ITEM 2 MANAGEEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATION

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of various factors.

OVERVIEW

We are in a developmental stage and have not begun meaningful business operations. Our operating expenses consist primarily of the cost of regulatory compliance.  Implementing our planned business operation is dependant on the effectiveness of this registration statement and our ability to raise between $1million and $3million of additional capital after all offering expenses paid to a placement agent, attorneys, accountant’s and the like.

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

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Sec Section 302 Certification Of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobile Presence Technologies, Inc.
(Registrant)

May 9, 2008
New York, New York

By: /s/ Timothy Lightman_______
Timothy Lightman, Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)