Form 10-Q
period 2008-06-30
Mobile Presence Technologies Inc.
filed 2008-08-18
CIK 1417192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333- 141327

MOBILE PRESENCE TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8545693
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

51 Belmont Ave. Northampton, MA 01060 (Address of principal executive offices)

(917) 825-9093
(Issuer's telephone number)

211 West 106th Street – Apartment 15D New York, New York 10025

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  *   No 

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,046,500 shares of Common Stock, as of February 15, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes    No   _

Transitional Small Business Disclosure Format (check one): Yes     No 

PART I – FINANCIAL INFORMATION
Item 1.  Financial Information

MOBILE PRESENCE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

June 30, 2008 and 2007

INDEX TO FINANCIAL STATEMENTS

Contents	Page(s)

Balance Sheets at June 30 , 2008 (Unaudited) and September 30, 2007	F-2

Statements of Operations for the Three Months Ended June 30, 2008 (Unaudited) and the Period from February 13, 2007 (Inception) through June 30, 2007 (Unaudited)	F-3

Statements of Operations for the Nine Months Ended June 30, 2008 (Unaudited) and the Period from February 13, 2007 (Inception) through June 30, 2008 (Unaudited)	F-4

Statement of Stockholders’ Equity for the Period From February 13, 2007 (Inception) through June 30, 2008 (Unaudited)	F-5

Statements of Cash Flows for the Nine Months Ended June 30, 2008 (Unaudited),  the Period from February 13, 2007 (Inception) through June 30, 2007 (Unaudited), and the Period From February 13, 2007 (Inception) through June 30, 2008 (Unaudited)
F-6

Notes to the Financial Statements (Unaudited)	F-7 to F-10

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	June 30, 2008	September 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$223	$25,591

Total Current Assets	223	25,591

Total Assets	$223	$25,591

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses	$5,500	$8,000
Common stock to be issued	-	1,000
Due to shareholder	1500	-

Total Current Liabilities	7,000	9,000

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 20,000,000 shares authorized,
1,046,500 shares and 1,044,500 shares issued and outstanding, respectively	105	104
Additional paid-in capital	51,695	44,496
Deficit accumulated during the development stage	(58,577)	(28,009)

Total Stockholders' Equity (Deficit)	(6,777)	16,591

Total Liabilities and Stockholders' Equity (Deficit)	$223	$25,591

See accompanying notes to the financial statements.

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
		For the Period from
	For the Three Months	February 13, 2007
	Ended	(Inception) through
	June 30, 2008	June 30, 2007

OPERATING EXPENSES:
Professional fees	$5,250	$-
General and administrative expenses	117	-

Total operating expenses	5,367	-

LOSS FROM OPERATIONS	(5,367)	-

INCOME TAXES	-	-

NET LOSS	$(5,367)	$-

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.01)	$-

Weighted common shares outstanding - basic and diluted	1,046,500	1,000,000
See accompanying notes to the financial statements.

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

		For the Period from	For the Period from
	For the Nine Months	February 13, 2007	February 13, 2007
	Ended	(Inception) through	(Inception) through
	June 30, 2008	June 30, 2007	June 30, 2008

OPERATING EXPENSES:
Professional fees	$26,841	$-	$54,841
General and administrative expenses	3,727	-	3,736

Total operating expenses	30,568	-	58,577

LOSS FROM OPERATIONS	(30,568)	-	(58,577)

INCOME TAXES	-	-	-

NET LOSS	$(30,568)	$-	$(58,577)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.03)	$-	$(0.06)

Weighted common shares outstanding - basic and diluted	1,046,274	1,000,000	1,030,195

See accompanying notes to the financial statements.

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM FEBRUARY 13, 2007 (INCEPTION) THROUGH JUNE 30, 2008
(UNAUDITED)

	Common Stock, $0.0001 Par Value		Additional	Deficit Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, February 13, 2007 (Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash	1,000,000	100			100
($.0001 per share)

Issuance of common stock for cash	44,500	4	44,496		44,500
($1.00 per share; June 5, 2007
through September 30, 2007)

Net loss				(28,009)	(28,009)

Balance, September 30, 2007	1,044,500	104	44,496	(28,009)	16,591

Issuance of common stock for cash
at $1.00 per share from October 1, 2007
through October 31, 2007	2,000	1	1,999		2,000

Contribution to capital			5,200		5,200

Net loss				(30,568)	(30,568)

Balance, June 30, 2008	1,046,500	$105	$51,695	$(58,577)	$(6,777)

See accompanying notes to the financial statements

MOBILE P[RESENCE TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the Period from	For the Period from
	For the Nine Months	February 13, 2007	February 13, 2007
	Ended	(Inception) through	(Inception) through
	June 30, 2008	June 30, 2007	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,568)	$-	$(58,577)

Adjustments to reconcile net loss to net cash
used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	(2,500)	-	5,500

NET CASH USED IN OPERATING ACTIVITIES	(33,068)	-	(53,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount received from stockholder	1,500	-	1,500
Proceeds from sale of common stock	2,000	100	46,600
Contribution to capital	5,200	-	5,200
Proceeds from common stock to be issued	-	-	1,000
Payment of common stock to be issued	(1,000)		(1,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,700	100	53,300

NET INCREASE (DECREASE) IN CASH	(25,368)	100	223

Cash at beginning of period	25,591	-	-

Cash at end of period	$223	$100	$223

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
June 30, 2008 and 2007
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

Revenue recognition

The Company’s future revenues will be derived principally from software enhancements and advertising to cellular telephone services. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2008 or 2007.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008.  Commencing with its annual report for the fiscal year ending September 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage. The Company intends to develop and market software enhancements and advertising to cellular telephone services that are oriented towards the non-youth market; however, the Company has not yet acquired the necessary equipment or begun operations. Its activities as of June 30, 2008 have been organizational and developmental (pre-operational).

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $58,577 at June 30, 2008, had a net loss and cash used in operations of $30,568 and $33,068 for the interim period ended June 30, 2008, respectively, and earned no revenues since inception.

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

(i) Office

The Company has been provided office space by its Chief Executive Officer at no cost.

(ii) Advances from stockholder

Stockholder advanced funds to the Company for its working capital purpose.  The advances bear no interest and have no formal repayment terms.

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

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with our annual report for the year ended September 30, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

 of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

 of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

 of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

 that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed

Critical Accounting Policies

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

Off Balance Sheet Transactions

We have not engaged in off-balance sheet arrangements described in "Regulation S-K Section 303."

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

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Se Section 302 Certification Of Chief Executive Officer and Chief Financial Officer

32.1	C Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Mobile Presence Technologies, Inc.
                                                  (Registrant)

    August 18, 2008
    New York, New York

By: /s/ Timothy Lightman
Timothy Lightman, Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)