Form 10-K
period 2008-09-30
Mobile Presence Technologies Inc.
filed 2009-01-14
CIK 1417192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

Commission file number: 333- 141327

MOBILE PRESENCE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE 20-8545693
State or other jurisdiction of (I.R.S. Employer
incorporation or organization Identification No.)

51 Belmont Ave.,                    Northampton, MA                             01060
(Address of principal executive offices)                                          (Zip code)

Registrant’s Telephone Number, including area code: (917) 825-9093

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class                                                                Name of each exchange where registered
                      None                                                                                                  Not applicable

                                      Securities Registered pursuant to Section 12(g) of the Act:

       Common Stock, par value $0.0001 per share
 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐Yes ☒ No

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of January 12, 2009 was $51,375.

There were 1,046,500 shares of common stock outstanding as of January 12, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None

TAB
MOBILE PRESENCE TECHNOLOGIES, INC.

FORM 10-K

INDEX

Item 1.	Business
Item 1A.	Risk Factors

Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules
Index to Consolidated Financial Statements
Index to Exhibits
Signatures

-I-

Part I

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933, as amended, and section 21E of the United States Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “project”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements speak only as of the date of this current report. In particular, this current report contains forward-looking statements pertaining to the following:

•   capital expenditure programs;
•   projections of market prices or costs;
•   the ability or inability of the company to raise additional capital;
•   acceptance of our proposed product(s) and our ability to complete the development thereof.

Item 1.	Business

OUR PROPOSED BUSINESS

We intend to become a provider of software that enhances the utility of cellular telephones and possibly other mobile devices and handheld devices. We are not presently operational, but anticipate commencing operations within the next six months contingent on the receipt of additional financing of between $1 million and $3 million.  Our primary focus will be to hire management personnel in both marketing and technical areas.

Overview

We were incorporated in February 2007 as a Delaware corporation.  We were formed to develop and provide software and services to enhance the use of cellular phones and other hand held communication devices.  Our first product, under early development is “Shopfinder NOW”.  Shopfinder NOW will provide a service where a user can be advised on his cellular telephone of products and services which meet specific pre-stated conditions, based upon a detailed profile the customer has entered.

If we are successful in developing this and other associated software products, we will then market our products to a variety of stake-holders including cellular telephone manufacturers, or Cellular Carriers Providers, advertising agencies and the like.  Management believes that once we are publicly traded, we will be able to raise additional funds to hire software developers and marketing personnel who will be necessary for us to operate.  Our products will only be successful in the marketplace if they represent unique enhancements not available elsewhere. Further these services must be created at price points attractive to the various stakeholders as well as end users.  We are continually seeking to develop additional products.

Any products we develop must be compatible for use on current cellular and handheld devices operating on several platforms.

Proposed Products and Services

Our proposed mobile communication enhancement software will be designed to be intuitive and to address needs of primarily of the non-youth segments of the cellular telephone user community.  It is managements, unproven belief, that this segment is currently underserved; and will place a premium on the content, timeliness and value of the information provided rather than on the “slickness” of the message which appears to characterize a younger marketplace.

ShopfinderNOW is our first proposed product. When operational, it will be offered on a subscription basis to telephone customers and merchants.  Shopfinder NOW will enable the telephone subscriber to locate nearby subscriber merchants based on the profile previously entered. Fees will be collected from both the telephone user that subscribes as well as from merchants. Shopfinder NOW will take advantage of the location information that is available in connection with cellular phone service to help the subscriber locate his preferred hotels, restaurants and stores. Shopfinder NOW is not operational at this time and we will require additional funding to complete this product.

We do not have any other presently proposed products, but anticipate developing the same.

Planned Sales and Marketing

Our marketing effort will be a vital part of our operation. We will be required to market to OEM’s, cellular carriers, direct to consumer as well as to the advertising sponsors and merchants. In addition, in the case of Shopfinder NOW, we may be required to build a subscriber base of cellular telephone users and merchants. We have allocated a significant portion of our operating budget to this marketing effort that may include hiring marketing personnel, advertising in trade publications, and, if required, advertising in the general media.

Need for Strategic Relationships

We have no strategic partners and will seek to enter into alliances with the stakeholders characterized above and other software designers to increase the possibility of our success in the cellular telephone market. We cannot promise that these efforts will be successful.

Technology

Because we do not have any existing relationships with any companies, our software products must be developed to operate in a multitude of operating environments.  If we fail to accomplish this, we may be foreclosed from marketing our products to certain market segments.  To address this concern, management has allocated a significant portion of our effort to software development.

While complex to implement well, the software required for each business function to perform properly is either available off the shelf from existing vendors; or can be created using industry standard programming tools, techniques and platforms.   While it is difficult to predict with any confidence the time and expense to get each business function on line, the technology risk is relatively minimal, as all the existing components already exist.

Intellectual Property Rights

We have not, nor do we intend apply for patent protection for Shopfinder NOW.  As our products are developed, management will from time to time review the advisability of seeking a patent or taking other action to protect our intellectual rights in our products.  However, even if we were to secure a patent for one of our products or a component thereof, it is impossible to predict whether that patent would afford meaningful protection to us or would be found by a court to infringe upon the patents of others and subject us to an award of damages.

Service Quality and Client Care

We believe that customer goodwill is vital to our growth. In addition to waiting for the receipt of capital, we intend to delay the roll out of our products until we are confident that it will have a zero error experience, until we can successfully operate to the benefit of the subscribers. We believe that delaying our potential revenue stream will be a wise investment if there is a reward in reliability that results in customer goodwill. We will actively monitor and analyze our subscriber’s usage experiences with customer satisfaction surveys.

We will also seek to review our performance with our customers on a regular basis, set specific performance improvement goals, and modify our operations accordingly. We believe that feedback from our customers will contribute to repeat business.

Competition

We will compete with cellular telephone software developers for developers, as well as the in-house development capabilities of cell phone manufacturers and carriers. As essentially we are new form of advertising media: we will also compete for advertising dollars from the traditional advertising base.

The principal competitive factors in the conferencing market are price and the uniqueness of the software product. There are few regulatory barriers to entry in our business.

Suppliers

We will utilize computers and other office equipment that is readily available from many sources and do not anticipate that actions by suppliers will materially impact our operations.  However, we will also be utilizing the infrastructure of, and attempting to sell services to cellular carriers.  These carriers, may or may not desire to work with, or buy products from us.  In addition, market forces may align in such a manner as to have these same cellular carriers act also as our competition.

Regulation

Although the telecommunications industry has historically been subject to extensive regulation, deregulation over the past few decades should allow us to operate independently of any material governmental regulation.

Employees

As of September 30, 2008 and currently we have no employees. Our officer serves us on a part time basis without compensation. If we become fully operational, we foresee the need for five technical employees, at least two clerical employees, and marketing and sales personnel as determined by management’s judgment of our business’ needs.

Item 1A Risk Factors.

In addition to other information in this annual report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We are not yet operational and will require substantial additional funds. We intend to enter the business of offering software enhancements and advertising to cellular telephone service which will be marketed to and hopefully adopted by a variety of parties including: cellular phone manufacturers, cellular carriers, direct marketing to consumers, and marketing to traditional advertisers for direct targeting.

However, we have not yet hired any personnel, acquired the necessary equipment or otherwise begun operations. Our activities to date have been organizational and developmental (pre-operational). We believe that our presently available funds and our financing commitments will be sufficient to meet our anticipated needs for our business plan in the pre-operational stage for at least the next twelve months. We will need to raise additional funds of $1 to $3 million to begin testing and additional funds to truly become operational, implement our business plan, develop new cell phone features, respond to competitive pressures or acquire complementary businesses or technologies. We may also need to raise funds if our available funds decrease during our various operational stages. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and stockholders may experience dilution. Moreover, such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of unanticipated acquisition opportunities, develop or enhance new service offerings or respond to competitive pressures. We have no commitments to raise the additional capital we will need to become operational. Thus we may never become operational and, even if we do, we may not have sufficient funds to grow to meet demand if we are successful and investors may lose their entire investment.  Furthermore, recent economic conditions have made raising capital for our proposed operations much more difficult.

Our independent auditors have expressed doubt about our ability to continue as a going concern. We received a report on our financial statements for the period from February 13, 2007 (inception) through September 30, 2008 from our independent accountants that includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. The report expressed doubt about our ability to continue as a going concern because we are not operational and have limited resources. We can offer no assurance that the actions we plan to take to address these conditions will be successful. Inclusion of a “going concern qualification” in the report of our independent accountants may have a negative impact on our ability to obtain financing and may adversely impact our stock price in any market that may develop.  Due to recent general economic developments, the likelihood of our raising additional funds has been reduced.

We may be adversely affected by downward price pressure in the cellular telephone industry. The cellular telephone industry has experienced rapid growth that appears to be lessening in many mature.  Management believes that slowed growth in the telephone service market presents an opportunity for our growth to our various target segments.  However this has not yet been substantiated by any independent market research. Both cellular service providers and cellular telephone manufacturers must incur significant expenses to distinguish their products and services from others’ in order to compete.  However, our targets may well determine to compete solely by offering lower prices or by developing service enhancements in house and may reject the enhancements that we offer in order to cut their costs.  If we meet greater than anticipated resistance to our enhancements to cellular service we may be forced to license or sell our products at unfavorable prices.  Accordingly, we will fail even if our products have merit.

Our ability to hire additional personnel is important to the continued growth of our business. Our continued success depends upon our ability to attract and retain a group of motivated marketing and software development professionals. Our growth may be limited if we cannot recruit and retain a sufficient number of people.  We cannot guarantee that we will be able to hire and retain a sufficient number of qualified personnel.

We face substantial competition. Competition in all aspects of the cellular telephony industry is intense.  We will compete against, as well as be dependent on the infrastructure, as we wish to sell to some of the largest companies on earth.  As a result of competition we should experience downward pressure price on our products that can be overcome by cutting our costs or introducing a continual array of new and desirable products.  We cannot promise that we can accomplish either of these goals and as a result may experience negative impact upon our operating results.

Further we could find that our entire marketing plan and business model is undercut or made irrelevant by actions of other companies under which we have no control.

We may find that any patents we may obtain provide limited protection.  We have not completed any proposed product and have not applied for any patents.  Management will from time to time determine whether applying for patent protection is appropriate for our business.  Even if we were to apply for and be awarded a patent, our patent may not offer us any meaningful protection from other companies in our business.  Furthermore, any patent that we may be granted may be held by a court to infringe on the patents or intellectual property rights of others and subject us to awards for damages.

Our success depends to a large extent upon the continued service of key managerial and technical employees and our ability to attract and retain qualified personnel. Specifically, we are highly dependent on the ability and experience of our key employee, Timothy Lightman, our president and CEO and our technical consultant Anthony Harper. The loss of either of Mr. Lightman or Mr. Harper would present a significant setback for us and could impede the implementation of our business plan. There is no assurance that we will be successful in acquiring and retaining qualified personnel to execute our current plan of operations.

Our president/CEO and technical consultant serve us on a part time basis and conflicts may arise. Mr. Lightman and Mr. Harper each devote only a small portion of their time to our operations. Since they also have other outside commitments, it is inevitable that conflicts will arise in their allocation of time and effort. While they will each seek to give us sufficient time to allow us to operate on a basis that is beneficial to our shareholders, this goal may not be accomplished and our operating results may be negatively impacted by the unavailability of our key personnel.

The ability of our president to control our business will limit minority shareholders' ability to influence corporate affairs. Our president, Timothy Lightman, owns 975,000 or approximately 93.2% of our 1,046,500 issued and outstanding shares. Because of his stock ownership, our president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

If we do not receive additional financing we will not become operational. We require between $1 and $3 million in debt or equity financing. Our management believes that it will be able to raise funds for us over the next year. However, we cannot be certain that we will accomplish these goals or that, even if we do, that additional funds will be raised. No one has committed to invest the money we need to become operational. If we cannot become operational, we will eventually be required to abandon our plans and, unless we can find a suitable acquisition or merger partner our shareholders will lose their investment. We have not located any suitable potential merger partner because we intend to proceed with our business.  Recent general economic developments have decreased the likelihood of our raising the funds we require.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8934 on June 26, 2008, we will be required, beginning with our fiscal year ending September 30, 2010, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2010. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We may not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Risks Related to Our Common Stock

Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations. Our stock is quoted on the OTC Bulletin Board ("OTCBB") maintained by the NASD under the symbol MBPI.  Quotations and trades have been sporadic and at fluctuating prices.  We cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market in the future. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in these securities. See "Plan of Distribution" subsection entitled "Selling Shareholders and any purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions."

Our board of directors is authorized to issue shares of preferred stock, which may have rights and preferences detrimental to the rights of the holders of our common shares. We are authorized to issue up to 1,000,000 shares of preferred stock, $0.0001 par value. As of the date of this prospectus, we have not issued any shares of preferred stock. Our preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the Board of Directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of the common stock being offered hereby.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors. Our articles of incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us, therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is are likely to materially reduce the market and price for our shares, if such a market ever develops.

Any market that develops in shares of our common stock will be subject to the penny stock restrictions that are likely to create a lack of liquidity and make trading difficult or impossible. Until our shares of common stock qualify for inclusion in the NASDAQ system, if ever, the trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by the NASD. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

SEC Rule 15g-9 (as most recently amended and effective on September 12, 2005) establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:
•	the basis on which the broker or dealer made the suitability determination, and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.
Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

We do not intend to pay dividends on our common stock. We have not paid any dividends on our common stock to date and there are no plans for paying dividends on the common stock in the foreseeable future. We intend to retain earnings, if any, to provide funds for the implementation of our business plan. We do not intend to declare or pay any dividends in the foreseeable future. Therefore, there can be no assurance that holders of our common stock will receive any additional cash, stock or other dividends on their shares of our common stock until we have funds which the Board of Directors determines can be allocated to dividends.

If a market develops for our shares, sales of our shares relying upon rule 144 may depress prices in that market by a material amount. All of the outstanding shares of our common stock are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about December 30, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of one year (provided we are no longer considered a “shell corporation”). A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Any trading market that may develop may be restricted by virtue of state securities "Blue Sky" laws to the extent they prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states. There is no public market for our common stock, and there can be no assurance that any public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "Blue Sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the “Blue Sky” laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state “Blue Sky” law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend and may not be able to qualify securities for resale in approximately 17 states that do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders.

Accordingly, investors should consider the secondary market for our securities to be a limited one. See also "Plan of Distribution-State Securities-Blue Sky Laws."

Item 1B.                      Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our present level of operations has not required us to establish regular executive offices and we use the residence of our CEO as our office address without charge.  Should we require a regular permanent office we will attempt to locate one in the vicinity of his residence.  Business.”

Item 3.  Legal Proceedings.

We are not currently party to any legal proceedings and are not aware of any threatened legal proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Part II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Over the Counter Bulletin Board under the symbol “MBPI”.   The volume and frequency of both quotations and trades in our stock has been limited.  There are presently approximately forty holders of record of our common stock.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.  We have not paid any cash dividends and do not anticipate doing so in the foreseeable future.  Future dividends, if any, will depend upon our results of operations, financial condition, capital needs and such other factors as the Board of Directors deems relevant.

Item 6. Selected Financial Data.

We were organized in February 2007.  The following information is derived from our financial statements contained elsewhere herein and should be reviewed in conjunction with those financial statements, the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report.

Balance Sheet Data:

ASSETS

	September 30,
	2008	2007
Current assets:
Cash	$104	$25,591
Total current assets	$104	$25,291
Total assets	$104	$25,591

  LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accrued expences	$15,639	$8,000
Commen Stock to be issued	$0	$1,000
Due to Stockholder	$1,500	$0
Total liabilities	$17,139	$9,000

Stockholders’ equity
Preferred stock; $.0001 par value; authorized-
1,000,000 shares; issued-none		--
Common stock; $.0001 par value; authorized-
20,000,000 shares; issued and outstanding-
1,046,500 and 1,044,000 shares, respectively	$105	$105
Additional paid-in capital	$51,695	$44,496
Accumulated deficit during development stage	$(68,835)	$(28,009)
Total Stockholders Equity (Deficit)	$(17,035)	$16,591
Total liabilities and stockholders’ equity (deficit)	$104	$25,591

Statement of Operations Data:

	Year ended September 30,
	2008	2007
Revenues:	$0	$0
Operating Expenses	$40,826	$28,009
Other Costs	$0	$0
Net Loss From
Operations	$(40,826)	$(28,009)
Basic and diluted
net loss per share	$(0.04)	$(0.03)

Weighted average number
of shares outstanding	1,046,331	1,000,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in  Item 1.

OVERVIEW

We are in a developmental stage. Implementing our planned business operation is dependant on the effectiveness of this registration statement and our ability to raise between $1million and $3million of additional capital after all offering expenses paid to a placement agent, attorneys, accountant’s and the like.

Our plan is to utilize such capital we raise as follows:

	If a Net of One Million Dollars is Raised	If a Net of Three Million Dollars is Raised
Renting and Furnishing Offices	$50,000	$250,000
Equipment	$200,000	$300,000
Officer Salaries	$250,000	$800,000
Employee Salaries	$250,000	$750,000
Working Capital	$250,000	$900,000

Due to recent adverse economic conditions, the likelihood of our raising additional capital is greatly reduced.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause a general economic downturn and negatively impact our results. However, the effect of inflation has been minimal over the past three years.

SEASONALITY

We do not believe that our business will be seasonal to any material degree.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008 we had only $104 cash on hand and endeavor to operate in a way that does not require significant liquidity or capital resources.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Employees and Purchase of Plant or Equipment

We are in the process of determining our personnel needs. We intend to hire employees or consultants over the course of the next twelve months if we are successful in raising capital, but do not currently have an estimate of how many employees we will hire or how much it will cost.

Recent Accounting Pronouncements

Reference is made to Note 2 to our financial statements included herein.

Item 8  Financial Statements and Supplementary Data.

See Financial Statements beginning on Page F-1.

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No events have occurred which would require disclosure under this item.

Item 9A Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008, the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B—Other Information

We do not have any information that was required to be reported on Form 8-K during the fourth quarter that was not reported.

Part III

Item 10  Executive Officers and Corporate Governance

Directors and Executive Officers.

Our current director and executive officer is as follows:

Name	Age	Position(s)

Timothy Lightman	43	President, Chief Executive Officer and a Director

Anthony Harper	60	Consultant (Telephony, Communications and Operations)

Term and Family Relationships

Our director currently has terms which will end at our next annual meeting of the stockholders or until successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. We only have one officer and director and no family relationships exist among our officers, directors and consultants.

Legal Proceedings

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

Business Experience

Timothy Lightman, was elected president, CEO and a director upon our formation in February 2007.  He has been employed by Bank Street College in various positions since 2006, including classroom teacher, head of the summer clamp program, and a curriculum consultant.  He holds a M.S. in early childhood and elementary education and a M.Ed. in Special Education from Bank Street College.

Anthony Harper has over 30 years experience in the cellular telephone industry.  Since 2004 he has been a director of United Fibernet a Hong Kong company, a joint venture partner of Ariane Corp. of Singapore and China Satellite Communications Company in providing telecommunications in East Asia.  Mr. Harper has been the founder or an officer of various companies engaged in cellular communications and in VOIP during the past three decades.

There are no family relationships among members of management.  Directors serve for one year terms or until their successors shall have been elected and shall qualify.  Officers serve at the pleasure of the board.  Due to its small size, the Company has not adopted a code of ethics and the Board of Directors does not have any committees.

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash annual remuneration of each of the three highest paid persons who are officers or directors as a group during our last fiscal year:

Name of individual or identity of group	Capacities in which remuneration was received	Salary	Bonus	Stock Awards	All Other Compensation	Aggregate remuneration
Timothy Lightman	CEO	$1,000	$0	$0	$0	$1,000

The Company has not paid any compensation in cash to any officer or director and does not intend to do so until such time as its capital resources are sufficient in the judgment of its Board of Directors.  The Company has not paid and has no present plan to give any compensation other than cash.  The Company does not have any Stock Option Plan or other equity compensation plans.   Mr. Lightman will not withdraw any cash compensation from the Company until it receives debt or equity financing or cash flow from operations.

No compensation to Directors.

No director has received any cash or other compensation for serving as a director and we do not plan to pay any cash or other compensation to any person for serving as a director.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the following table sets forth the beneficial ownership of our shares of common stock as of January 12, 2009, by: (i) each of the three highest paid persons who are our officers and directors (or in the alternative, each officer and director); (ii) all officers and directors as a group; (iii) each shareholder who beneficially owns more than 5% of any class of our securities, including those shares subject to outstanding options. A person deemed to be a beneficial owner of any securities that such a person has a right to acquire within 60 days.

Name and address of owner	Amount owned	Percent
Timothy Lightman 51 Belmont Ave. Northampton, MA 01060	975,000	93.2%
All officers and directors (one person)	975,000	93.2%

Item 13.  Certain Relationships and Related Transaction, and Director Independence.

Our founder, Timothy Lightman purchased 985,000 shares of our common stock, upon our formation, at $0.0001 per share (an aggregate of $98.50.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal year ended September 30, 2008 and for the period from February 13, 2007 (Inception) through September 30, 2007 were $13,500 and $8,000, respectively.

Audit-Related Fees

For the fiscal year ended September 30, 2008 and for the period from February 13, 2007 (Inception) through September 30, 2007, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the fiscal year ended September 30, 2008 and for the period from February 13, 2007 (Inception) through September 30, 2007 were $750 per year, respectively.

All Other Fees

For the fiscal year ended September 30, 2008 and for the period from February 13, 2007 (Inception) through September 30, 2007, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee.  However, our board of directors has approved the services described above.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(A) Financial Statements
See index to Financial Statements on Page F-1

(B) Exhibits.

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 File Number 333-147666
3.2	Bylaws - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 File Number 333-147666
4.1	Specimen Stock Certificate - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 File Number 333-147666
23.1                 Consent of Li & Company, PC
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(C) Financial Statement Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned threunto duly authorized.

Mobile Presence Technologies, Inc.

By:   /s/ Timothy Lightman, President
Timothy Lightman, President
(Principal Executive, Financial and Accounting Officer)
January   _13_, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Signature	Date	Capacities

Timothy Lightman	/s/ Timothy Lightman	January 13 , 2009	Director and President

Mobile Presence Technologies, Inc.
(A Development Stage Company)
September 30, 2008 and 2007

Index to Financial Statements

Contents                                                                                                                                                                   Page(s)

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets at September 30, 2008 and 2007	F-3
Statements of Operations for the Fiscal Year Ended September 30, 2008, for the Period from February 13, 2007 (Inception) through September 30, 2007 and for the Period from February 13, 2007 (Inception) through September 30, 2008
F-4
Statement of Stockholders’ Equity (Deficit) for the Period from February 13, 2007 (Inception) through September 30, 2008	F-5
Statements of Cash Flows for the Fiscal Year Ended September 30, 2008, for the Period from February 13, 2007 (Inception) through September 30, 2007, and for the Period from February 13, 2007 (Inception) through September 30, 2008
F-6
Notes to the Financial Statements	F-7 to F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mobile Presence Technologies, Inc.
(A development stage company)
New York, New York

We have audited the accompanying balance sheets of Mobile Presence Technologies, Inc. (a development stage company) (the “Company”) as of September 30, 2008 and 2007 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal year ended September 30, 2008, for the period from February 13, 2007 (inception) through September 30, 2007, and for the period from February 13, 2007 (inception) through September 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007 and the results of its operations and its cash flows for the fiscal year ended September 30, 2008, for the period from February 13, 2007 (inception) through September 30, 2007, and for the period from February 13, 2007 (inception) through September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage and had a net loss and cash used in operations for the fiscal year ended September 30, 2008, respectively, with no revenues since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
January 8, 2009

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2008	September 30, 2007

ASSETS
CURRENT ASSETS:
Cash	$104	$25,591

Total Current Assets	104	25,591

Total Assets	$104	$25,591

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses	$15,639	$8,000
Common stock to be issued	-	1,000
Due to stockholder	1,500	-

Total Current Liabilities	17,139	9,000

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 20,000,000 shares authorized,
1,046,500 and 1,044,500 shares issued and outstanding, respectively	105	104
Additional paid-in capital	51,695	44,496
Deficit accumulated during the development stage	(68,835)	(28,009)

Total Stockholders' Equity (Deficit)	(17,035)	16,591

Total Liabilities and Stockholders' Equity (Deficit)	$104	$25,591

See accompanying notes to the financial statements.

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		For the Period from	For the Period from
	For the Fiscal Year	February 13, 2007	February 13, 2007
	Ended	(Inception) through	(Inception) through
	September 30, 2008	September 30, 2007	September 30, 2008

OPERATING EXPENSES:
Professional fees	$34,750	$28,000	$62,750
General and administrative expenses	6,076	9	6,085

Total operating expenses	40,826	28,009	68,835

LOSS FROM OPERATIONS	(40,826)	(28,009)	(68,835)

INCOME TAXES	-	-	-

NET LOSS	$(40,826)	$(28,009)	$(68,835)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.04)	$(0.03)	$(0.07)

Weighted common shares outstanding
- basic and diluted	1,046,331	1,010,958	1,032,716

See accompanying notes to the financial statements.

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM FEBRUARY 13, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2008

				Deficit
	Common Stock, $0.0001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, February 13, 2007 (Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash	1,000,000	100			100
($.0001 per share)

Issuance of common stock for cash	44,500	4	44,496		44,500
($1.00 per share; June 5, 2007
through September 30, 2007)

Net loss				(28,009)	(28,009)

Balance, September 30, 2007	1,044,500	104	44,496	(28,009)	16,591

Issuance of common stock for cash
($1.00 per share from October 1, 2007
through October 31, 2007)	2,000	1	1,999		2,000

Contribution to capital			5,200		5,200

Net loss				(40,826)	(40,826)

Balance, September 30, 2008	1,046,500	$105	$51,695	$(68,835)	$(17,035)

See accompanying notes to the financial statements.

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the Period from	For the Period from
	For the Fiscal Year	February 13, 2007	February 13, 2007
	Ended	(Inception) through	(Inception) through
	September 30, 2008	September 30, 2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,826)	$(28,009)	$(68,835)

Adjustments to reconcile net loss to net cash
used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	7,639	8,000	15,639

NET CASH USED IN OPERATING ACTIVITIES	(33,187)	(20,009)	(53,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount received from stockholder	1,500	-	1,500
Proceeds from sale of common stock	2,000	44,600	46,600
Contribution to capital	5,200	-	5,200
Proceeds from common stock to be issued	-	1,000	1,000
Issuance of common stock to be issued	(1,000)		(1,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,700	45,600	53,300

NET INCREASE (DECREASE) IN CASH	(25,487)	25,591	104

Cash at beginning of period	25,591	-	-

Cash at end of period	$104	$25,591	$104

SUPPLEMENTAL DISCLOSURE
OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

Mobile Presence Technologies, Inc.
(A Development Stage Company)
September 30, 2008 and 2007
Notes to the Financial Statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Revenue recognition

The Company’s future revenues will be derived principally from software enhancements and advertising to cellular telephone services. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2008 or 2007.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $68,835 at September 30, 2008, had a net loss and cash used in operations of $40,826 and $33,187 for the fiscal year ended September 30, 2008, respectively, with no revenues since inception.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

Advances from stockholder

A stockholder advanced funds to the Company for its working capital purpose.  The advances bear no interest and have no formal repayment terms.

NOTE 6 – INCOME TAXES

Deferred tax assets

At September 30, 2008, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $68,835 that may be offset against future taxable income through 2028.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $23,404 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $23,404.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $13,881 and $9,523 for the fiscal year ended September 30, 2008 and 2007, respectively.

Components of deferred tax assets as of September 30, 2008 and 2007 are as follows:

	September 30, 2008	September 30, 2007
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$23,404	9,523
Less valuation allowance	(23,404)	(9,523)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended September 30, 2008	For the Period from February 3, 2007 (inception) through September 30, 2007

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%