Form 10-Q
period 2008-12-31
Mobile Presence Technologies Inc.
filed 2009-02-13
CIK 1417192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  *   No 

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,046,500 shares of Common Stock, as of February 12, 2009.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes    No   

Transitional Small Business Disclosure Format (check one): Yes     No 

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

Mobile Presence Technologies, Inc.
(A Development Stage Company)
December 31, 2008 and 2007

Index to Financial Statements

Contents                                                                                                                                                                                                                                                                                                         Page(s)

Balance Sheets at December 31, 2008 (Unaudited) and September 30, 2008	F-2
Statements of Operations for the Three Months Ended December 31, 2008 and 2007 (Unaudited), and for the Period from February 13, 2007 (Inception) through December 31, 2008 (Unaudited)	F-3
Statement of Stockholders’ Equity (Deficit) for the Period from February 13, 2007 (Inception) through December 31, 2008 (Unaudited)	F-4
Statements of Cash Flows for the Three Months Ended December 31, 2008 and 2007 (Unaudited), and for the Period from February 13, 2007 (Inception) through December 31, 2008 (Unaudited)	F-5
Notes to the Interim Financial Statements (Unaudited)	F-6 to F-9

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$104	$104	$223	$90	$5,962	$25,591	$100	$100	$-	$-

Total Current Assets	104	104	223	90	5,962	25,591	100	100	-	-

Total Assets	$104	$104	$223	$90	$5,962	$25,591	$100	$100	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses	$17,639	$15,639	$5,500	$1,500	$1,500	$8,000	$-	$-	$-	$-
Due to stockholder	1,500	1,500	1,500	-	-	-	-	-	-	-

Total Current Liabilities	19,139	17,139	7,000	1,500	1,500	9,000	-	-	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.0001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-	-	-	-	-	-	-	-	-
Common stock at $0.0001 par value: 20,000,000 shares authorized,
1,046,500 issued and outstanding	105	105	105	105	105	104	100	100	-	-
Additional paid-in capital	51,695	51,695	51,695	51,695	46,495	44,496	-	-	-	-
Deficit accumulated during the development stage	(70,835)	(68,835)	(58,577)	(53,210)	(42,138)	(28,009)	-	-	-	-

Total Stockholders' Deficit	(19,035)	(17,035)	(6,777)	(1,410)	4,462	16,591	100	100	-	-

Total Liabilities and Stockholders' Deficit	$104	$104	$223	$90	$5,962	$25,591	$100	$100	$-	$-
See accompanying notes to the financial statements.

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the Period from
	For the Three Months	For the Three Months	February 13, 2007
	Ended	Ended	(Inception) through
	December 31, 2008	December 31, 2007	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPENSES:
Professional fees	$2,000	$11,500	$64,750
General and administrative expenses	-	2,629	6,085

Total operating expenses	2,000	14,129	70,835

LOSS BEFORE TAXES	(2,000)	(14,129)	(70,835)

INCOME TAXES	-	-	-

NET LOSS	$(2,000)	$(14,129)	$(70,835)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.01)	$(0.07)

Weighted common shares outstanding
- basic and diluted	1,046,500	1,045,826	1,034,562

See accompanying notes to the financial statements.

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM FEBRUARY 13, 2007 (INCEPTION) THROUGH December 31, 2008
(UNAUDITED)

				Deficit
	Common Stock, $0.0001 Par Value		Additional	Accumulated		Total
	Number of		Paid-in	during the	Deferred	Stockholders'
	Shares	Amount	Capital	Development Stage	Compensation	Equity (Deficit)

Balance, February 13, 2007 (Inception)	-	$-	$-	$-	-	$-

Issuance of common stock for cash	1,000,000	100				100
($.0001 per share)

Issuance of common stock for cash	44,500	4	44,496			44,500
($1.00 per share; June 5, 2007
through September 30, 2007)

Net loss				(28,009)	-	(28,009)

Balance, September 30, 2007	1,044,500	104	44,496	(28,009)	-	16,591

Issuance of common stock for cash
($1.00 per share from October 1, 2007
through October 31, 2007)	2,000	1	1,999			2,000

Contribution to capital			5,200			5,200

Net loss				(40,826)	-	(40,826)

Balance, September 30, 2008	1,046,500	105	51,695	(68,835)	-	(17,035)

Net loss				(2,000)	-	(2,000)

Balance, December 31, 2008	1,046,500	$105	$51,695	$(70,835)	-	$(19,035)

See accompanying notes to the financial statements.

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the Period from
	For the Three Months	For the Three Months	February 13, 2007
	Ended	Ended	(Inception) through
	December 31, 2008	December 31, 2007	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,000)	$(14,129)	$(70,835)

Adjustments to reconcile net loss to net cash
used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	2,000	(6,500)	17,639
Taxes payable			-

NET CASH USED IN OPERATING ACTIVITIES	-	(20,629)	(53,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount received from stockholder	-	-	1,500
Proceeds from sale of common stock	-	2,000	46,600
Contribution to capital			5,200
Proceeds from common stock to be issued	-	(1,000)	1,000
Issuance of common stock to be issued			(1,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	1,000	53,300

NET INCREASE (DECREASE) IN CASH	-	(19,629)	104

Cash at beginning of period	104	25,591	-

Cash at end of period	$104	$5,962	$104

SUPPLEMENTAL DISCLOSURE
OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

Mobile Presence Technologies, Inc.
(A Development Stage Company)
December 31, 2008 and 2007
Notes to the Financial Statements
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended September 30, 2008 and notes thereto contained in Form 10K as filed with the SEC on January 14, 2009.  Interim results are not necessarily indicative of the results for the full fiscal year.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2008 or 2007.

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

	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

	Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

NOTE 3 – DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage.  The Company intends to develop and market software enhancements and advertising to cellular telephone services that are oriented towards the non-youth market; however, the Company has not yet acquired the necessary equipment or begun operations.  Its activities as of December 31, 2008 have been organizational and developmental (pre-operational).

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $70,835 at December 31, 2008, had a net loss of $2,000 for the interim periods ended December 31, 2008, with no revenues since inception.

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

OVERVIEW

We are in a developmental stage and have not begun meaningful business operations. Our operating expenses consist primarily of the cost of regulatory compliance.  Implementing our planned business operation is dependant on the effectiveness of this registration statement and our ability to raise between $1million and $3million of additional capital after all offering expenses paid to a placement agent, attorneys, accountant’s and the like.  Due to recent changes in general financial conditions, it is less likely that we will be successful in our fundraising efforts.

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

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with our annual report for the year ended September 30, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

We do not have any type of market risk sensitive instruments described in Regulation S-K Section 305

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

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobile Presence Technologies, Inc.
(Registrant)

February 13, 2009
Northampton, Massachusetts

                                                           By: /s/ Timothy Lightman___________
                                                        Timothy Lightman, Chief Executive Officer
                        (Principal Executive, Financial and Accounting Officer)