Form 10-Q
period 2009-03-31
Mobile Presence Technologies Inc.
filed 2009-05-20
CIK 1417192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE
ACT

For the transition period from ___________ to _____________

Commission file number 333- 141327

MOBILE PRESENCE TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	20-8545693
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

51 Belmont Ave.
Northampton, MA 01060
(Address of principal executive offices)

(917) 825-9093
(Issuer's telephone number)

211 West 106th Street – Apartment 15D
New York, New York 10025

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒* No☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,106,500 shares of Common Stock, as of May 12, 2009.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): YesX No _

Transitional Small Business Disclosure Format (check one): Yes☐ No☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

Mobile Presence Technologies, Inc.
(A Development Stage Company)
March 31, 2009 and 2008

Index to Financial Statements

Contents	Page(s)

Balance Sheets at March 31, 2009 (Unaudited) and September 30, 2008	F-2

Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (Unaudited), and for
the Period from February 13, 2007 (Inception) through March 31, 2009 (Unaudited)	F-3

Statements of Operations for the Six Months Ended March 31, 2009 and 2008 (Unaudited), and for the
Period from February 13, 2007 (Inception) through March 31, 2009 (Unaudited)	F-4

Statement of Stockholders’ Equity (Deficit) for the Period from February 13, 2007 (Inception) through
March 31, 2009 (Unaudited)	F-5

Statements of Cash Flows for the Six months Ended March 31, 2009 and 2008 (Unaudited), and for the
Period from February 13, 2007 (Inception) through March 31, 2009 (Unaudited)	F-6

Notes to the Interim Financial Statements (Unaudited)	F-7 to F-11

MOBILE PRESENCE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31, 2009 (Unaudited)	September 30, 2008

ASSETS
CURRENT ASSETS:
Cash	$104	$104
Prepaid expenses	-	-
Stock subscription receivable	-	-
Due from shareholder	-	-

Total Current Assets	104	104

Total Assets	$104	$104

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$19,639	$15,639
Common stock to be issued	-	-
Due to stockholder	1,500	1,500

Total Current Liabilities	21,139	17,139

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.0001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 20,000,000 shares authorized,
1,046,500 issued and outstanding	105	105
Additional paid-in capital	51,695	51,695
Deficit accumulated during the development stage	(72,835)	(68,835)

Total Stockholders' Deficit	(21,035)	(17,035)

Total Liabilities and Stockholders' Deficit	$104	$104

See accompanying notes to the financial statements.

F-2

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
NET REVENUES	$-	$-
COST OF GOODS SOLD	-	-
GROSS PROFIT	-	-
OPERATING EXPENSES:
Professional fees	$2,000	$10,091
General and administrative expenses	-	981
Total operating expenses	2,000	11,072
LOSS FROM OPERATIONS	(2,000)	(11,072)
OTHER (INCOME) EXPENSE:
Interest income	-	-
Interest expense	-	-
Other (income) expense	-	-
Total other (income) expense	-	-
LOSS BEFORE TAXES	(2,000)	(11,072)
INCOME TAXES	-	-
NET LOSS	$(2,000)	$(11,072)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	$(0.01)
Weighted common shares outstanding - basic and diluted	1,046,500	1,046,500

See accompanying notes to the financial statements.

F-3

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
			For the Period from
	For the Six Months	For the Six Months	February 13, 2007
	Ended	Ended	(Inception) through
	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES	$-	$-	$-
COST OF GOODS SOLD	-		-
GROSS PROFIT	-	-	-
OPERATING EXPENSES:
Professional fees	$4,000	$21,591	$66,750
General and administrative expenses	-	3,610	6,085
Total operating expenses	4,000	25,201	72,835
LOSS BEFORE TAXES	(4,000)	(25,201)	(72,835)
INCOME TAXES	-	-	-
NET LOSS	$(4,000)	$(25,201)	$(72,835)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.02)	$(0.07)

Weighted common shares outstanding
- basic and diluted	1,046,500	1,046,161	1,034,562

See accompanying notes to the financial statements.

F-4

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM FEBRUARY 13, 2007 (INCEPTION) THROUGH March 31, 2009
(UNAUDITED)

				Deficit
	Common Stock, $0.0001 Par Value		Additional	Accumulated		Total
	Number of		Paid-in	during the	Deferred	Stockholders'
	Shares	Amount	Capital	Development Stage	Compensation	Equity (Deficit)

Balance, February 13, 2007 (Inception)	-	$-	$-	$-	-	$-

Issuance of common stock for cash	1,000,000	100				100
($.0001 per share)

Issuance of common stock for cash	44,500	4	44,496			44,500
($1.00 per share; June 5, 2007
through September 30, 2007)

Net loss				(28,009)	-	(28,009)

Balance, September 30, 2007	1,044,500	104	44,496	(28,009)	-	16,591

Issuance of common stock for cash
($1.00 per share from October 1, 2007
through October 31, 2007)	2,000	1	1,999			2,000

Contribution to capital			5,200			5,200

Net loss				(40,826)	-	(40,826)

Balance, September 30, 2008	1,046,500	105	51,695	(68,835)	-	(17,035)

Net loss				(4,000)	-	(4,000)

Balance, March 31, 2009	1,046,500	$105	$51,695	$(72,835)	-	$(21,035)

See accompanying notes to the financial statements.

F-5

			For the Period from
	For the Six Months	For the Six Months	February 13, 2007
	Ended	Ended	(Inception) through
	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,000)	$(25,201)	$(72,835)

Adjustments to reconcile net loss to net cash
used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	4,000	(6,500)	19,639
Taxes payable			-

NET CASH USED IN OPERATING ACTIVITIES	-	(31,701)	(53,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount received from stockholder	-	-	1,500
Proceeds from sale of common stock	-	2,000	46,600
Contribution to capital		5,200	5,200
Proceeds from common stock to be issued	-	-	1,000
Issuance of common stock to be issued		(1,000)	(1,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	6,200	53,300

NET INCREASE (DECREASE) IN CASH	-	(25,501)	104

Cash at beginning of period	104	25,591	-

Cash at end of period	$104	$90	$104
SUPPLEMENTAL DISCLOSURE
OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

F-6

Mobile Presence Technologies, Inc.
(A Development Stage Company)
March 31, 2009 and 2008
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

Fiscal year end

The Company has elected a fiscal year ending on September 30.

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

Net loss per common share

     Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2009 or 2008.

Recently issued accounting pronouncements

     On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending September 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

· Of management’s responsibility for establishing and maintaining adequate internal control over

· Of management’s assessment of the effectiveness of its internal control over financial reporting

· Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

     Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

     In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 categorizes accounting pronouncements in a descending order of authority. In the instance of potentially conflicting accounting principles, the standard in the highest category must be used. This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments. The Company believes that SFAS 162 will have no impact on their existing accounting methods.

     On December 30, 2008, FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “ Employers’ Disclosures About Postretirement Benefit Plan Assets ”, which amends Statement of Financial Accounting Standards No. 132(R), “ Employers’ Disclosures About Pensions and Other Postretirement Benefits” (“SFAS No. 132(R)”) to require more detailed disclosures about plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets consistent with fair value hierarchy model described in SFAS No. 157, “ Fair Value Measurements ”. The Company does not anticipate that the adoption of this statement will have any effect on its financial condition and results of operations since it does not have any postretirement plans.

     In April 2009, FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

     In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

     Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

     The Company is currently in the development stage. The Company intends to develop and market software enhancements and advertising to cellular telephone services that are oriented towards the non-youth market; however, the Company has not yet acquired the necessary equipment or begun operations. Its activities as of March 31, 2009 have been organizational and developmental (pre-operational).

     As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $72,835 at March 31, 2009, had a net loss of $4,000 for the interim period ended March 31, 2009, with no revenues since inception.

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

NOTE 5 – RELATED PARTY TRANSACTION

Office

     The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Advances from stockholder

     A stockholder advanced funds to the Company for its working capital purpose. The advances bear no interest and have no formal repayment terms.

ITEM 2.  MANAGEEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Our plan is to utilize such capital we raise as follows:

	If a Net of	If a Net of
	One Million Dollars is Raised	Three Million Dollars is Raised

Renting and Furnishing	$50,000	$250,000
Offices
Equipment	$200,000	$300,000
Officer Salaries	$250,000	$800,000
Employee Salaries	$250,000	$750,000
Working Capital	$250,000	$900,000

Recent general economic developments have made it more difficult to raise funding for start up ventures and the likelihood of our raising the foregoing funds has been reduced.

INFLATION

If we become operational, inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause a general economic downturn and negatively impact our results.

SEASONALITY

If we become operational, we do not believe that our business will be seasonal to any material degree.

Recent Accounting Pronouncements

     In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with our annual report for the year ended September 30, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

§ of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

§ of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

§ of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

§ that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed

Critical Accounting Policies

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

May 19, 2009
New York, New York

By: /s/ Timothy Lightman
Timothy Lightman, Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)