Form 10-Q
period 2009-06-30
Mobile Presence Technologies Inc.
filed 2009-07-30
CIK 1417192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒* No☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,106,500 shares of Common Stock, as of July 29, 2009.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes X No _

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION
Item 1. Financial Information

Mobile Presence Technologies, Inc.
(A Development Stage Company)
June 30, 2009 and 2008

Index to Financial Statements
Contents	Page(s)

Balance Sheets at June 30, 2009 (Unaudited) and September 30, 2008	F-2
Statements of Operations for the Three Months Ended June 30, 2009 and 2008 (Unaudited), and for the Period
from February 13, 2007 (Inception) through June 30, 2009 (Unaudited)	F-3
Statements of Operations for the Nine Months Ended June 30, 2009 and 2008 (Unaudited), and for the Period
from February 13, 2007 (Inception) through June 30, 2009 (Unaudited)	F-4
Statement of Stockholders’ Equity (Deficit) for the Period from February 13, 2007 (Inception)
through June 30, 2009 (Unaudited)	F-5
Statements of Cash Flows for the Nine Months Ended June 30, 2009 and 2008 (Unaudited), and for the Period
from February 13, 2007 (Inception) through June 30, 2009 (Unaudited)	F-6
Notes to the Interim Financial Statements (Unaudited)	F-7 to F-10

MOBILE PRESENCE TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	June 30, 2009	September 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$104	$104

Total Current Assets	104	104

Total Assets	$104	$104

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:

Accrued expenses	$21,639	$15,639
Due to stockholder	1,500	1,500

Total Current Liabilities	23,139	17,139

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.0001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 20,000,000 shares authorized,
1,046,500 issued and outstanding	105	105
Additional paid-in capital	51,695	51,695
Deficit accumulated during the development stage	(74,835)	(68,835)
Total Stockholders' Deficit	(23,035)	(17,035)

Total Liabilities and Stockholders' Deficit	$104	$104

See accompanying notes to the financial statements.
F-2

MOBILE PRESENCE TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	2,000	5,250
General and administrative expenses	-	117

Total operating expenses	2,000	5,367

LOSS BEFORE TAXES	(2,000)	(5,367)

INCOME TAXES	-	-

NET LOSS	$(2,000)	(5,367)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	$(0.01)
Weighted common shares outstanding - basic and diluted	1,046,500	1,046,500

See accompanying notes to the financial statements.
F-3

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the Period from
	For the Nine Months	For the Nine Months	February 13, 2007
	Ended	Ended	(Inception) through
	June 30, 2009	June 30, 2008	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-	$-
COST OF GOODS SOLD	-	-	-
GROSS PROFIT	-	-	-
OPERATING EXPENSES:
Professional fees	$6,000	$26,841	$68,750
General and administrative expenses	-	3,727	6,085

Total operating expenses	6,000	30,568	74,835

LOSS BEFORE TAXES	(6,000)	(30,568)	(74,835)

INCOME TAXES	-	-	-

NET LOSS	$(6,000)	$(30,568)	$(74,835)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.03)	$(0.07)

Weighted common shares outstanding
- basic and diluted	1,046,500	1,046,274	1,037,052

See accompanying notes to the financial statements.
F -4

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM FEBRUARY 13, 2007 (INCEPTION) THROUGH JUNE 30, 2009
(UNAUDITED)

	Common Stock, $0.0001 Par Value		Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount

Balance, February 13, 2007 (Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash	1,000,000	100			100
($.0001 per share)

Issuance of common stock for cash	44,500	4	44,496		44,500
($1.00 per share; June 5, 2007
through September 30, 2007)

Net loss				(28,009)	(28,009)

Balance, September 30, 2007	1,044,500	104	44,496	(28,009)	16,591

Issuance of common stock for cash
($1.00 per share from October 1, 2007
through October 31, 2007)	2,000	1	1,999		2,000

Contribution to capital			5,200		5,200

Net loss				(40,826)	(40,826)

Balance, September 30, 2008	1,046,500	105	51,695	(68,835)	(17,035)

Net loss				(6,000)	(6,000)

Balance, June 30, 2009	1,046,500	$105	$51,695	$(74,835)	$(23,035)

See accompanying notes to the financial statements.
F-5

MOBILE PRESENCE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the Period from
	For the Nine Months	For the Nine Months	February 13, 2007
	Ended	Ended	(Inception) through
	June 30, 2009	June 30, 2008	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,000)	$(30,568)	$(74,835)
Adjustments to reconcile net loss to net cash
used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	6,000	(2,500)	21,639

NET CASH USED IN OPERATING ACTIVITIES	-	(33,068)	(53,196)
CASH FLOWS FROM FINANCING ACTIVITIES:
Amount received from stockholder	-	1,500	1,500
Proceeds from sale of common stock	-	2,000	46,600
Contribution to capital		5,200	5,200
Proceeds from common stock to be issued	-	-	1,000
Issuance of common stock to be issued		(1,000)	(1,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	7,700	53,300
NET INCREASE (DECREASE) IN CASH	-	(25,368)	104

Cash at beginning of period	104	25,591	-

Cash at end of period	$104	$223	$104

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the financial statements.
F-6

Mobile Presence Technologies, Inc.
(A Development Stage Company)
June 30, 2009 and 2008
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

Net loss per common share

     Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2009 or 2008.

Cash flows reporting

     The Company adopted Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows” (“SFAS No. 95”) for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by SFAS No. 95 to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Recently issued accounting pronouncements

     On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending September 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

· Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

· Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

· Of the framework used by management to evaluate the effectiveness of the Company’s internal over financial reporting.

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

NOTE 3 – DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

     The Company is currently in the development stage. The Company intends to develop and market software enhancements and advertising to cellular telephone services that are oriented towards the non-youth market; however, the Company has not yet acquired the necessary equipment or begun operations. Its activities as of June 30, 2009 have been organizational and developmental (pre-operational).

     As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $74,835 at June 30, 2009, had a net loss of $6,000 for the interim period ended June 30, 2009, with no revenues since inception.

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

     For the period from October 1, 2007 through October 31, 2007, the Company sold 2,000 shares of its common stock at $1.00 per share for $2,000 to two (2) individuals.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

     We do not own the type of market risk sensitive instruments described in Regulation S-K Section 305

ITEMS 4 AND 4T. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (one person, our President), as appropriate, to allow timely decisions regarding required disclosures.

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

PART II OTHER INFORMATION
Item 1	Legal Proceedings	None

Item 1A	Risk Factors: Reference is made to the section entitled “Risk Factors” in our Registration
Statement on Form SB-2 which was ordered effective on January 9, 2008.
Item 2	Unregistered Sale of Equity Securities and Use of Proceeds	None

Item 3	Defaults Upon Senior Securities	None

Item 4	Submission of Matters to a Vote of Shareholders	None

Item 5	Other Information	None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobile Presence Technologies, Inc.
(Registrant)

July 30, 2009
Northampton, Massachusetts

By:	/s/ Timothy Lightman
Timothy Lightman, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)