Form 10-K
period 2009-09-30
Mobile Presence Technologies Inc.
filed 2010-01-11
CIK 1417192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended      September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

Commission file number:               333- 141327

China Shandong Industries Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	20-8545693
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

No. 2888 Qinghe Road, Development Zone Cao County , Shandong Province, Peoples Republic of  China  274400
(Address of principal executive offices)                                          (Zip code)

Mobile Presence Technologies, Inc., 51 Belmont Ave., Northampton, MA 01060
(Former Name and Address and Former Fiscal Year if Changed since Last Report)
Registrant’s Telephone Number, including area code: (86) 5303431658

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange where registered

None	Not applicable

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act
☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes   ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2009 was $3,498,600.

There were 25,725,000 shares of common stock outstanding as of December 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS
China Shandong Industries Inc.

FORM 10-K

INDEX

-I-

EXPLANATORY NOTE

AS INDICATED IN A CURRENT REPORT ON FORM 8-K, DATED NOVEMBER 6, 2009 AND FILED AND AMENDED ON NOVEMBER 12, 2009 (THE “SUPER 8-K”), THE COMPANY HAS ENTERED INTO A TRANSACTION WHERE IT CHANGED ITS BUSINESS OPERATIONS BY ACQUIRING ANOTHER BUSINESS (THE “NOVEMBER 6, 2009 TRANSACTION”). IN ADDITION, THE COMPANY CHANGED ITS FISCAL YEAR TO DECEMBER 31, 2009. THIS ANNUAL REPORT ON FORM 10-K IS BEING FILED SO THAT THERE IS NO QUESTION AS TO WHETHER THE COMPANY HAS MET ITS FILING OBLIGATIONS. IN CONNECTION OF THE TRANSACTION, THE COMPANY CHANGED ITS TRADING SYMBOL FROM “MBPI” TO “CSNH”, EFFECTIVE ON JANUARY 4, 2010.  THIS ANNUAL REPORT ON FORM 10-K HAS BEEN WRITTEN AS THOUGH IT HAD BEEN PREPARED AN FILED IMMEDIATELY AFTER THE END OF THE COMPANY’S SEPTEMBER 30, 2009 TRANSACTION OR THE OTHER EVENTS DESCRIBED IN THE SUPER 8-K. HOWEVER, TO REDUCE READER CONFUSION, IN WRITING THIS ANNUAL REPORT ON FORM 10-K WE HAVE, IN MANY PLACES, ACKNOWLEDGED THAT THE BUSINESS DESCRIBED HEREIN IS OUR PAST BUSINESS. ACCORDINGLY, IT DOES NOT DESCRIBE THE CURRENT BUSINESS OF THE COMPANY AND SHOULD NOT BE RELIED UPON BY OUR SHAREHOLDERS AS A DESCRIPTION OF THE COMPANY AND ITS BUSINESS AFTER THE DATE OF THE SUPER 8-K.

Part I

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933, as amended, and section 21E of the United States Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “project”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements speak only as of the date of the current, that is the assumed date, of this report, to wit, October 1, 2009. In particular, this current report contains forward-looking statements pertaining to the following:
•   capital expenditure programs;
•   projections of market prices or costs;
•   the ability or inability of the company to raise additional capital;
•   acceptance of our proposed product(s) and our ability to complete the development thereof.

Item 1.	Business

OUR FORMER PROPOSED BUSINESS

We intended to become a provider of software that enhances the utility of cellular telephones and possibly other mobile devices and handheld devices. We were not operational at fiscal year end, but anticipated commencing operations within the next six months contingent on the receipt of additional financing of between $1 million and $3 million.  Our primary focus was to hire management personnel in both marketing and technical areas.  We acknowledge that the economic downturn of 2008 and the development of competing applications for cell phones which have become available in the last few years made the development of our business much less likely.

Overview

We were incorporated in February 2007 as a Delaware corporation.  We were formed to develop and provide software and services to enhance the use of cellular phones and other hand held communication devices.  Our first product, under early development was “Shopfinder NOW”.  Shopfinder NOW would have provided a service where a user could have been advised on his cellular telephone of products and services which meet specific pre-stated conditions, based upon a detailed profile the customer has entered.  As a result of the November 6, 2009 Transaction previously reported in the Super 8-K, we are no longer seeking to further the development of that product or the related business.

If we had been successful in developing this and other associated software products, we would have then marketed our products to a variety of stake-holders including cellular telephone manufacturers, or Cellular Carriers (Service Providers), advertising agencies and the like.  Management believed that once were publicly traded, we would be able to raise additional funds to hire software developers and marketing personnel who would have been necessary for us to operate.  Our products would have only been successful in the marketplace if they represented unique enhancements not available elsewhere. Further these services had to be created at price points attractive to the various stakeholders as well as end users.  Until the November 6, 2009 Transaction we were continually seeking to develop additional products, but had not succeeded in doing so.

Any products we had developed would have had to be compatible for use on current cellular and handheld devices operating on several platforms.

Formerly Proposed Products and Services

Our proposed mobile communication enhancement software was to be designed to be intuitive and to address needs of primarily of the non-youth segments of the cellular telephone user community.  It was then managements, unproven belief, that this segment was underserved; and would have placed a premium on the content, timeliness and value of the information provided rather than on the “slickness” of the message which appears to characterize a younger marketplace.

ShopfinderNOW was to be our first proposed product. When operational, it would have been offered on a subscription basis to telephone customers and merchants.  Shopfinder NOW would have enabled the telephone subscriber to locate nearby subscriber merchants based on the profile previously entered. Fees would have been collected from both the telephone user that subscribes as well as from merchants. Shopfinder NOW would have taken advantage of the location information that is available in connection with cellular phone service to help the subscriber locate his preferred hotels, restaurants and stores. Shopfinder NOW never became operational and is not being developed by us.

Formerly Planned Sales and Marketing

Our marketing effort was to have been a vital part of our operation. We would have been required to market to OEM’s, cellular carriers, direct to consumer as well as to the advertising sponsors and merchants. In addition, in the case of Shopfinder NOW, we might have been required to build a subscriber base of cellular telephone users and merchants. We had allocated a significant portion of our proposed operating budget to this marketing effort that might have included hiring marketing personnel, advertising in trade publications, and, if required, advertising in the general media.

Need for Strategic Relationships in our Prior Proposed Business

We had no strategic partners and had intended to seek to enter into alliances with the stakeholders characterized above and other software designers to increase the possibility of our success in the cellular telephone market. We never were able to undertake those efforts and no longer plan to do so.

Technology Related to Our Former Business

Because we did not have any existing relationships with any companies, our software products were to be developed to operate in a multitude of operating environments.  If we failed to accomplish this, we would have been foreclosed from marketing our products to certain market segments.  To address this concern, management had allocated a significant portion of our effort to software development.

While complex to implement well, the software required for each business function to perform properly is either available off the shelf from existing vendors; or can be created using industry standard programming tools, techniques and platforms.   While it is difficult to predict with any confidence the time and expense it would have taken to get each business function on line, the technology risk is relatively minimal, as all the existing components already exist.

Intellectual Property Rights Related to Our Prior Business

We had not, nor did we intend to apply for patent protection for Shopfinder NOW.  If other products had been developed, management would have from time to time reviewed the advisability of seeking a patent or taking other action to protect our intellectual rights in our products.  However, even if we were to secure a patent for one of our products or a component thereof, it is impossible to predict whether that patent would afford meaningful protection to us or would be found by a court to infringe upon the patents of others and subject us to an award of damages.  We are no longer developing software products.

Service Quality and Client Care Related to Cellular Telephone Software

We believed that customer goodwill was vital to our growth. In addition to waiting for the receipt of capital, we intend to delay the roll out of our products until we were confident that the product would have had a zero error experience, until we can successfully operate to the benefit of the subscribers. We believed that delaying our potential revenue stream would have been a wise investment if there was a reward in reliability that results in customer goodwill. We intended to actively monitor and analyze our subscriber’s usage experiences with customer satisfaction surveys.

We will also planned to seek to review our performance with our customers on a regular basis, set specific performance improvement goals, and modify our operations accordingly. We believed that feedback from our customers would have contributed to repeat business.

Competition in our former business

In our former business, we would have competed with cellular telephone software developers for developers, as well as the in-house development capabilities of cell phone manufacturers and carriers.  As essentially we were proposing to be a new form of advertising media: we would have also competed for advertising dollars from the traditional advertising base.

The principal competitive factors in the conferencing market are price and the uniqueness of the software product. There are few regulatory barriers to entry into our business.

Suppliers to our Former Business

In our former business we had  intended to utilize computers and other office equipment that is readily available from many sources and do not anticipate that actions by suppliers will materially impact our operations.   However, if we had one forward in our proposed business we would have also been utilizing the infrastructure of, and attempting to sell services to cellular carriers.  These carriers, may or may not have desired to work with, or buy products from us.  In addition, market forces might have aligned in such a manner as to have these same cellular carriers act also as our competition.

Regulation of Our Former Proposed Business

Although the telecommunications industry has historically been subject to extensive regulation, we believed that deregulation over the past few decades would have allowed us to operate independently of any material governmental regulation.

Employees of Our Former Operations

As of September 30, 2009 we had no employees. Our officer served us on a part time basis without compensation. If we had become fully operational, we foresaw the need for five technical employees, at least two clerical employees, and marketing and sales personnel as determined by management’s judgment of our business’ needs.

Item 1A Risk Factors.

This section describes the Risks associated with our former business and operations.
In addition to other information in this annual report, the following risk factors should be carefully considered in evaluating our former business because such factors might have had a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could have differed materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently considered to be immaterial, might have also impact our business, operating results, liquidity and financial condition. If any such risks had occurred, our business, operating results, liquidity and financial condition could have been materially affected in an adverse manner. Under such circumstances, the trading price of our securities could have declined, and you might have lost all or part of your investment.

Risks Related to Our Former Business

We were not yet operational and would have required substantial additional funds. We intend to enter the business of offering software enhancements and advertising to cellular telephone service which will be marketed to and hopefully adopted by a variety of parties including: cellular phone manufacturers, cellular carriers, direct marketing to consumers, and marketing to traditional advertisers for direct targeting.

However, we had not yet hired any personnel, acquired the necessary equipment or otherwise begun operations. Our activities to September 30, 2009 had been organizational and developmental (pre-operational). We believed that our then available funds and our financing commitments would have been sufficient to meet our anticipated needs for our business plan in the pre-operational stage for at least the next twelve months. We would have had to raise additional funds of $1 to $3 million to begin testing and additional funds to truly become operational, implement our business plan, develop new cell phone features, respond to competitive pressures or acquire complementary businesses or technologies. We may also have needed to raise funds if our available funds decrease during our various operational stages. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would have been reduced and stockholders may have experienced dilution. Moreover, such securities may have had rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing would have been available on terms favorable to us or at all. If adequate funds were not available or were not available on acceptable terms, we would not be able to fund our expansion, take advantage of unanticipated acquisition opportunities, develop or enhance new service offerings or respond to competitive pressures. We had no commitments to raise the additional capital we will need to become operational. Thus we may never have become operational and, even if we did, we may not have had sufficient funds to grow to meet demand if we are successful and investors may lose their entire investment.  Furthermore, recent economic conditions have made raising capital for our proposed operations much more difficult.

Our independent auditors have expressed doubt about our ability to continue as a going concern. We received a report on our financial statements for the period from February 13, 2007 (inception) through September 30, 2009 from our independent accountants that includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. The report expressed doubt about our ability to continue as a going concern because we are not operational and have limited resources. We can offer no assurance that the actions we plan to take to address these conditions will be successful. Inclusion of a “going concern qualification” in the report of our independent accountants may have a negative impact on our ability to obtain financing and may adversely impact our stock price in any market that may develop.  Due to recent general economic developments, the likelihood of our raising additional funds has been reduced.

We might have been adversely affected by downward price pressure in the cellular telephone industry. The cellular telephone industry has experienced rapid growth that appears to be lessening as is common in many mature product markets.   Management believed that slowed growth in the telephone service market presented an opportunity for our growth to our various target segments.  However this was never substantiated by any independent market research.  Both cellular service providers and cellular telephone manufacturers must incur significant expenses to distinguish their products and services from others’ in order to compete.  However, our targets may well have determined to compete solely by offering lower prices or by developing service enhancements in house and may reject the enhancements that we offer in order to cut their costs.  If we met greater than anticipated resistance to our enhancements to cellular service we might have been forced to license or sell our products at unfavorable prices.  Accordingly, we could have failed in our former business even if our products had merit.

Our ability to hire additional personnel was important to the continued growth of our proposed business. Our success in our former business depended upon our ability to attract and retain a group of motivated marketing and software development professionals. Our growth may have been limited if we could not recruit and retain a sufficient number of people.  We could not guarantee that we would have been able to hire and retain a sufficient number of qualified personnel.

We faced substantial competition. Competition in all aspects of the cellular telephony industry is intense.  We would have had to compete against, as well as be dependent on the infrastructure of our potential competitors, as we wished to sell to some of the largest companies on earth.  As a result of competition we might well have experienced downward pressure price on any products that could have been overcome by cutting our costs or introducing a continual array of new and desirable products.  We cannot promise that we could have accomplished either of these goals and as a result we might have experienced negative impact upon our operating results in our former business.

Further we could have found that our entire marketing plan and business model is undercut or made irrelevant by actions of other companies under which we have no control.

We might have found that any patents we might have obtained provided limited protection.  We did not complete any proposed product and did not apply for any patents.  Management intended from time to time to determine whether applying for patent protection was appropriate for our then business.  Even if we had applied for and been awarded a patent, our patent may not have offered us any meaningful protection from other companies in our business.  Furthermore, any patent that we might have been granted may be held by a court to infringe on the patents or intellectual property rights of others and subjected us to awards for damages.

Our success depended to a large extent upon the continued service of key managerial and technical employees and our ability to attract and retain qualified personnel. Specifically, we were highly dependent on the ability and experience of our key employee, Timothy Lightman, our president and CEO and our technical consultant Anthony Harper. The loss of either of Mr. Lightman or Mr. Harper would have presented a significant setback for us and could impede the implementation of our former business plan. There was no assurance that we would have been successful in acquiring and retaining qualified personnel to execute our current plan of operations.

Our president/CEO and technical consultant served us on a part time basis and conflicts might have arisen. Mr. Lightman and Mr. Harper each devoted only a small portion of their time to our operations. Since they also had other outside commitments, it was inevitable that conflicts would have arisen in their allocation of time and effort. While they each intended to give us sufficient time to allow us to operate on a basis that would have been beneficial to our shareholders, this goal may not have been accomplished and our operating results might have been negatively impacted by the unavailability of our key personnel.

The ability of our president to control our business could have limited minority shareholders' ability to influence corporate affairs. As of September 30, 2009, our president, Timothy Lightman, owns 975,000 or approximately 93.2% of our 1,046,500 issued and outstanding shares. Because of his stock ownership, our president was in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president might have differed from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have had no way of overriding decisions made by our president. This level of control may also have had an adverse impact on the market value of our shares because he might have instituted or undertaken transactions, policies or programs that resulted in losses, may not have taken any steps to increase our visibility in the financial community and/ or may have sold sufficient numbers of shares to significantly decrease our price per share.

If we did not receive additional financing we would not have become operational. Prior to the November 6, 2009 Transaction, we required between $1 and $3 million in debt or equity financing to start our then proposed operations.  Our then management believed that it would have been able to raise funds for us over the next year. However, we did not accomplish these goals. No one committed to invest the money we needed to become operational. Because we did not become operational, we will eventually were required to abandon our plans and enter into the November 6, 2009 Transaction.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8934 on June 26, 2008, we will be required, beginning with our fiscal year ending September 30, 2010, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2010. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010. We expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. (In addition, if we failed to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.)

Risks Related to Our Common Stock

Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations. Our stock is quoted on the OTC Bulletin Board ("OTCBB") maintained by the NASD.  Until recently it was quoted under the symbol MBPI.  Commencing January 4, 1010 it was quoted under the symbol CSNH.  Quotations and trades have been sporadic and at fluctuating prices.  We cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market in the future. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

Not Applicable.

Item 2. Properties Prior to the November 6, 2009 Transaction.

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

Balance Sheet Data:

	September 30,
	2009	2008

ASSETS

Current assets:
Cash	$104	$104
Total current assets	$104	$104

Total assets	$104	$104

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accrued expenses	$30,302	$15,639

Due to Stockholder	$1,500	$1,500
Total liabilities	$31,802	$17,139

Stockholders’ equity:
Preferred stock; $.0001 par value; authorized - 1,000,000 shares; issued - none	—	—
Common stock; $.0001 par value; authorized - 20,000,000 shares; issued and outstanding - 1,046,500 and 1,044,000 shares, respectively	$111	$105
Additional paid-in capital	$66,689	$51,695
Accumulated deficit during development stage	$(98,498)	$(68,835)
Total Stockholders Equity (Deficit)	$(31,698)	$(17,035)
Total liabilities and stockholders’ equity (deficit)	$104	$104

Statement of Operations Data:

	Year ended September 30,
	2008	2007

Revenues:	$0	$0
Operating Expenses	$29,663	$40,826
Other Costs	$0	$0
Net Loss From
Operations	$(29,663)	$(40,826)
Basic and diluted
net loss per share	$(0.03)	$(0.04)

Weighted average number
of shares outstanding	1,076,584	1,046,331

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in Item 1.

OVERVIEW

At the end of our September 30, 2009 fiscal year, we were in a developmental stage. Implementing our planned business operation is dependant on the effectiveness of this registration statement and our ability to raise between $1million and $3million of additional capital after all offering expenses paid to a placement agent, attorneys, accountant’s and the like.

Our plan was to utilize such capital we raise as follows:

	If a Net of One Million Dollars is Raised	If a Net of Three Million Dollars is Raised

Renting and Furnishing Offices	$50,000	$250,000

Equipment	$200,000	$300,000

Officer Salaries	$250,000	$800,000

Employee Salaries	$250,000	$750,000

Working Capital	$250,000	$900,000

Due to recent adverse economic conditions, the likelihood of our raising additional capital was greatly reduced in the fiscal year ended September 30, 2009 and we entered into a different line of business as a result of the November 6, 2009 Transaction..  The foregoing estimates are irrelevant to our operations on a going forward basis.

INFLATION

Inflation could have been expected to have an impact on our operating costs in our prior business. A prolonged period of inflation could have caused a general economic downturn and negatively impacted our results. However, the effect of inflation has been minimal over the past three years.

SEASONALITY

We do not believe that our former business would have been seasonal to any material degree.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009 we had only $104 cash on hand and endeavored to operate in a way that would not require significant liquidity or capital resources.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Employees and Purchase of Plant or Equipment

Prior to the November 6, 2009 Transaction, we were in the process of determining our personnel needs. We intend to hire employees or consultants over the course of the next twelve months if we were successful in raising capital, but do not have an estimate of how many employees we would have hired or how much it might have cost.

Recent Accounting Pronouncements

Reference is made to Note 2 to our financial statements included herein.

Item 8  Financial Statements and Supplementary Data.

See Financial Statements beginning on Page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No events have occurred which would require disclosure under this item.

Item 9A Controls and Procedures.

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, our Chief Executive Officer has concluded that as of September 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending December 31, 2010.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

We could have attempted to remediate the material weaknesses in our disclosure controls and procedures identified above by seeking to hire a full-time CFO, with SEC reporting experience, in the future.  However, due to our limited resources, it was impossible to predict when this would happen.  The November 6, 2009 Transaction resolved these particular weaknesses which no longer exist.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

  A)  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

  B)   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

  C)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of September 30, 2009, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of any independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

Management believes that the material weaknesses set forth above did not have an effect on our financial results as reported.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We undertook to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We were committed to seek to hire a CFO as our funds allow and to continue to seek independent directors so that we might have an audit committee.  We anticipate the costs of implementing these remediation initiatives would have been approximately $100,000 a year in increased salaries and director fees.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

Due to the November 6, 2009 Transaction, management as in office on September 30, 2009 will have no impact on these efforts.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual  report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.
 There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B—Other Information

We do not have any information that was required to be reported on Form 8-K during the fourth quarter that was not reported.

Part III

Item 10  Executive Officers and Corporate Governance

Directors and Executive Officers.

Our sole director and executive officer and sole consultant as of September 30, 2009 was as follows:

Name	Age	Position(s)

Timothy Lightman	44	President, Chief Executive Officer and a Director

Anthony Harper	61	Consultant (Telephony, Communications and Operations)

Mr. Lightman resigned as an officer and director in connection with the November 6, 2009 transaction and Mr. Harper no longer provides any services to the Company.

Term and Family Relationships

Our director currently has a term which will end at our next annual meeting of the stockholders or until successors are elected and qualify, subject to their prior death, resignation or removal. Officer serves at the discretion of the Board of Directors. We only have one officer and director and no family relationships exist among our officers, directors and consultants.  Our sole officer and director resigned on November 6, 2009.

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

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash annual remuneration of each of the three highest paid persons who are officers or directors as a group during our last fiscal year:

Name of individual or identity of group	Capacities in which remuneration was received	Salary	Bonus	Stock Awards	All Other Compensation	Aggregate remuneration
Timothy Lightman	CEO	$0	$0	$0	$0	$0

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

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the following table sets forth the beneficial ownership of our shares of common stock as of October 1, 2009, without giving any effect to the November 6, 2009 transaction by: (i) each of the three highest paid persons who are our officers and directors (or in the alternative, each officer and director); (ii) all officers and directors as a group; (iii) each shareholder who beneficially owns more than 5% of any class of our securities, including those shares subject to outstanding options. A person deemed to be a beneficial owner of any securities that such a person has a right to acquire within 60 days.

Name and address
of owner	Amount owned	Percent

Timothy Lightman	975,000	93.2%
51 Belmont Ave.
Northampton, MA 01060
All officers and directors (one person)	975,000	93.2%

Item 13.  Certain Relationships and Related Transaction, and Director Independence.

Our founder, Timothy Lightman purchased 985,000 shares of our common stock, upon our formation, at $0.0001 per share (an aggregate of $98.50.  Mr. Lightman may not be considered independent.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal year ended September 30, 2009 and for the period from February 13, 2007 (Inception) through September 30, 2008 were $11,000 and $13,500, respectively.

Audit-Related Fees

During the fiscal year ended September 30, 2009 and for the period from February 13, 2007 (Inception) through September 30, 2009, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the fiscal years ended September 30, 2009 and September 30, 2008 were $750 per year.

All Other Fees

During the fiscal years ended September 30, 2009 and September 30, 2008 there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee.  However, our board of directors has approved the services described above.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(A) Financial Statements
See index to Financial Statements on Page F-1

(B) Exhibits.

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 File Number 333-147666
3.2	Bylaws - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 File Number 333-147666
4.1	Specimen Stock Certificate - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 File Number 333-147666
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(C) Financial Statement Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned threunto duly authorized.

China Shandong Industries Inc, formerly called
Mobile Presence Technologies, Inc.

By:	/s/ Li Jinliang
Li Jinliang Chief Executive Officer
(Principal Executive Officer)

By :	/s/ Wang Zhiyu
Wang Zhiyu, CFO
(Principal Accounting and Financial Officer)

January 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Signature	Date	Capacities

Li Jinlang	/s/ Li Jinliang	January 11, 2010	Director and CEO

Wang Zhiyu	/s/ Wang Zhiyu	January 11, 2010	Director and CFO

Li Jiawei	/s/ Li Jiawei	January 11, 2010	Director

China Shandong Industries, Inc.
(Formerly Mobile Presence Technologies, Inc.)
(A Development Stage Company)
September 30, 2009 and 2008

Index to Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at September 30, 2009 and 2008	F-3

Statements of Operations for the Fiscal Year Ended September 30, 2009 and 2008, and for the Period from February 13, 2007 (Inception) through September 30, 2009	F-4

Statement of Stockholders’ Equity (Deficit) for the Period from February 13, 2007 (Inception) through September 30, 2009	F-5

Statements of Cash Flows for the Fiscal Year Ended September 30, 2009 and 2008, and for the Period from February 13, 2007 (Inception) through September 30, 2009	F-6

Notes to the Interim Financial Statements	F-7 to F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Shandong Industries, Inc.
(Formerly Mobile Presence Technologies, Inc.)
(A development stage company)
Northhampton, Massachussets

We have audited the accompanying balance sheets of China Shandong Industries, Inc. (formerly Mobile Presence Technologies, Inc.) (a development stage company) (the “Company”) as of September 30, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended and for the period from February 13, 2007 (inception) through September 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008 and the results of its operations and its cash flows for the fiscal years then ended and for the period from February 13, 2007 (inception) through September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage and had a net loss and cash used in operations for the fiscal year ended September 30, 2009, respectively, with no revenues since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
January 8, 2010

 CHINA SHANDONG INDUSTRIES, INC.
 (FORMERLY MOBILE PRESENCE TECHNOLOGIES, INC.)
 (A DEVELOPMENT STAGE COMPANY)
 BALANCE SHEETS

	September 30, 2009	September 30, 2008

ASSETS
CURRENT ASSETS:
Cash	$104	$104

Total Current Assets	104	104

Total Assets	$104	$104

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$30,302	$15,639
Due to stockholder	1,500	1,500

Total Current Liabilities	31,802	17,139

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.0001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 20,000,000 shares authorized,
1,106,500 and 1,046,500 shares issued and outstanding, respectively	111	105
Additional paid-in capital	66,689	51,695
Deficit accumulated during the development stage	(98,498)	(68,835)

Total Stockholders' Deficit	(31,698)	(17,035)

Total Liabilities and Stockholders' Deficit	$104	$104

 See accompanying notes to the financial statements.

CHINA SHANDONG INDUSTRIES, INC.
 (FORMERLY MOBILE PRESENCE TECHNOLOGIES, INC.)
 (A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF OPERATIONS

	For the Fiscal	For the Fiscal	February 13, 2007
	Year Ended	Year Ended	(Inception) through
	September 30, 2009	September 30, 2008	September 30, 2009

NET REVENUES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
Professional fees	$27,750	$34,750	$90,500
General and administrative expenses	1,913	6,076	7,998

Total operating expenses	29,663	40,826	98,498

LOSS BEFORE TAXES	(29,663)	(40,826)	(98,498)

INCOME TAXES	-	-	-

NET LOSS	$(29,663)	$(40,826)	$(98,498)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.03)	$(0.04)	$(0.09)

Weighted common shares outstanding
- basic and diluted	1,076,584	1,046,331	1,049,395

 See accompanying notes to the financial statements.

CHINA SHANDONG INDUSTRIES, INC.
(FORMERLY MOBILE PRESENCE TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM FEBRUARY 13, 2007 (INCEPTION) THROUGH June 30, 2009

				Deficit
				Accumulated
	Common Stock, $0.0001 Par Value		Additional	during the	Total
	Number of Shares	Amount	Paid-in Capital	Development Stage	Stockholders' Equity (Deficit)

Balance, February 13, 2007 (Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash at
$.0001 per share	1,000,000	100			100

Issuance of common stock for cash at
$1.00 per share - June 5, 2007
through September 30, 2007	44,500	4	44,496		44,500

Net loss				(28,009)	(28,009)

Balance, September 30, 2007	1,044,500	104	44,496	(28,009)	16,591

Issuance of common stock for cash
($1.00 per share from October 1, 2007
through October 31, 2007)	2,000	1	1,999		2,000

Contribution to capital			5,200		5,200

Net loss				(40,826)	(40,826)

Balance, September 30, 2008	1,046,500	105	51,695	(68,835)	(17,035)

Issuance of common stock at $0.25 per share
for legal services for the fiscal year
ended September 30, 2009	20,000	2	4,998		5,000

Issuance of common stock at $0.25 per share
for consulting services for the fiscal year
ended September 30, 2009	40,000	4	9,996		10,000

Net loss				(29,663)	(29,663)

Balance, September 30, 2009	1,106,500	$111	$66,689	$(98,498)	$(31,698)

 See accompanying notes to the financial statements.

 CHINA SHANDONG INDUSTRIES, INC.
 (FORMERLY MOBILE PRESENCE TECHNOLOGIES, INC.)
 (A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF CASH FLOWS

			For the Period from
	For the Fiscal	For the Fiscal	February 13, 2007
	Year Ended	Year Ended	(Inception) through
	September 30, 2009	September 30, 2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,663)	$(40,826)	$(98,498)

Adjustments to reconcile net loss to net cash
used in operating activities
Common shares issued for services	15,000	-	15,000
Changes in operating assets and liabilities:
Accrued expenses	14,663	7,639	30,302
Taxes payable			-

NET CASH USED IN OPERATING ACTIVITIES	-	(33,187)	(53,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount received from stockholder	-	1,500	1,500
Proceeds from sale of common stock	-	2,000	46,600
Contribution to capital		5,200	5,200
Proceeds from common stock to be issued	-	-	1,000
Issuance of common stock to be issued		(1,000)	(1,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	7,700	53,300

NET INCREASE (DECREASE) IN CASH	-	(25,487)	104

Cash at beginning of period	104	25,591	-

Cash at end of period	$104	$104	$104

SUPPLEMENTAL DISCLOSURE
OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

 See accompanying notes to the financial statements.

China Shandong Industries, Inc.
(Formerly Mobile Presence Technologies, Inc.)
(A Development Stage Company)
September 30, 2009 and 2008
Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

Mobile Presence Technologies, Inc. (“MPTI”), a development stage company, was incorporated on February 13, 2007 under the laws of the State of Delaware.  Initial operations have included organization and incorporation, target market identification, new product development, marketing plans, and capital formation.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.  The Company has not generated any revenues since inception.  The Company plans to develop and market software enhancements and advertising to cellular telephone services that are oriented towards the non-youth market.

On December 3, 2009, MPTI changed its name to China Shandong Industries, Inc. (the “Company”).

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

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

Fiscal year end

The Company elected September 30 as its fiscal year end upon its formation.

Cash equivalents

           The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal year ended September 30, 2009 or 2008.

Revenue recognition

The Company’s future revenues will be derived principally from software enhancements and advertising to cellular telephone services. The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“Section 505-50-30”). Pursuant to Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2009 or 2008.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the fiscal year ending September 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting.  The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments -Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a negative working capital of $31,698 and a deficit accumulated during the development stage of $98,498 at September 30, 2009, and had a net loss of $29,663 for the fiscal year ended September 30, 2009, with no revenues since inception.

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

For the period from June 5, 2007 through September 12, 2007, the Company sold 44,500 shares of its common stock in a private placement at $1.00 per share to 39 individuals.

For the period from October 16, 2007 through October 27, 2007, the Company sold 2,000 shares of its common stock at $1.00 per share for $2,000 to two (2) individuals.

For the fiscal year ended September 30, 2009, the Company issued 20,000 shares of its common stock valued at $0.25 per share, or $5,000, the fair value of legal services obtained and 40,000 shares of its common stock valued at $0.25 per share, or $10,000, the fair value of consulting services obtained.

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

NOTE 6 – INCOME TAXES

Deferred tax assets

At September 30, 2009, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $98,498 that may be offset against future taxable income through 2029.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $33,489 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $33,489.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $10,085 and $13,881 for the fiscal year ended September 30, 2009 and 2008, respectively.

Components of deferred tax assets as of September 30, 2009 and 2008 are as follows:

	September 30, 2009	September 30, 2008
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$33,489	23,404
Less valuation allowance	(33,489)	(23,404)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended September 30, 2009	For the Fiscal Year Ended September 30, 2008

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2009 through January 8, 2010, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On November 6, 2009 (the “Closing Date”), pursuant to a Stock Exchange and Reorganization Agreement (the “Agreement”), dated as of October 22, 2009, by and among MBPI, Tianwei International Development Corporation, an Oregon Corporation (“TIDC”), CAOPU Enterprise Limited, a company organized under the laws of the British Virgin Islands (“Caopu”), London Financial Group Ltd., a company organized under the laws of the British Virgin Islands (“LFG”), Phoebus Vision Investment Developing Group, Ltd., a company organized under the laws of the British Virgin Islands ( “ Phoebus”), and Timothy Lightman (“TL”), MBPI acquired all of the issued and outstanding capital stock of TIDC. Pursuant to the Agreement, MBPI issued an aggregate of 1,543,500 shares of common stock of MBPI with a par value of $0.0001 per share (the“MBPI Common Stock”) to Caopu, LFG and Phoebus in exchange (the “Share Exchange”) for all of the issued and outstanding shares of TIDC owned by each of CAOPU, LFG and Phoebus. The shares of MBPI Common Stock were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder.

Pursuant to the Agreement, TL, the owner of 975,000 shares of MBPI Common Stock (“TL’s MBPI Shares”), representing approximately 93% of the 1,046,500 issued and outstanding shares of MBPI Common Stock, delivered to MBPI for cancellation a stock certificate or stock certificates representing 875,000 of TL’s MBPI Shares (the “Cancellation”).

On November 5, 2009, pursuant to a separate Assignment and Assumption Agreement by and between MBPI and TL, MBPI sold to TL all of the assets of MBPI and TL assumed all the liabilities of MBPI (the “Asset Sale”).