Form 10-K
period 2009-12-31
China Shandong Industries, Inc.
filed 2010-04-15
CIK 1417192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to_____

Commission File Number: 333-147666

CHINA SHANDONG INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8545693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 2888 Qinghe Road
Development Zone Cao County
Shandong Province, China 274400

 (Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, including area code:  (86) 530-3431658

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on which Registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐      Accelerated Filer  ☐    Non-Accelerated Filer  ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $73,640.

There were 25,725,000 shares of common stock outstanding as of April 14, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

PART I

ITEM 1. BUSINESS.

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States Dollars and references to “RMB” and “renminbi” are to Chinese Renminbi (RMB).

Unless otherwise specified or required by context, references to “we,” “our” and “us” refer collectively to (i) China Shandong Industries, Inc., and our subsidiaries, Tianwei International Development Corporation, an Oregon corporation and Shandong Caopu Arts & Crafts Co., Ltd, a wholly foreign-owned enterprise organized under the laws of the PRC. Specific discussions or comments relating only to China Shandong Industries, Inc. will reference China Shandong Industries and those relating only to Shandong Caopu Arts & Crafts Co., Ltd will reference “Shandong.”

Overview

We are a designer and contract manufacturer of household furniture in the Peoples Republic of China (“PRC”).  We produce a variety of indoor and outdoor residential furniture and wicker products that are sold and exported to more than 30 countries. Our products are sold through well known domestic and international retailers such as Trade Point A/S Direct Container, Zara-Home, Habitat UK Ltd., ABM Group Inc., and Fuji Boeki Co. Ltd.  We believe that the product depth and extensive style selections we offer allows us to be a strong resource for global furniture, retail chains and retailers in the discounted price range.

Our operations are conducted through our subsidiary, Shandong, located in Shandong Province, PRC. Through Shandong, we manufacture over 20,000 different products. We focus on providing high quality products at competitive prices.  For the fiscal year ended December 31, 2009, approximately 5% of our products were sold in the PRC and 95% of our products were sold to companies in countries such as the United States, Germany, England, Italy, Sweden, Canada, Taiwan.

Corporate History and Organization

We were incorporated in February 2007 in Delaware under the name Mobile Presence Technologies, Inc. to develop and provide software and services to enhance the use of cellular phones and other hand held communication devices.  Since our inception we had not generated any material revenues and determined to change our business.  In November 2009, we acquired all of the issued and outstanding capital stock of Tianwei International Development Corporation, which we refer to as Tianwei, pursuant to a Stock Exchange and Reorganization Agreement.  The transaction by which we acquired Tianwei is more fully described below.  Tianwei was incorporated under the laws of Oregon on January 13, 2009 and is the owner of all of the issued and outstanding capital stock of Shandong.  Shandong was organized under the laws of the PRC in August 2000 under the name Heze Caopu Arts & Crafts Co., Ltd. In November 2000, it changed its name to Shandong Caopu Arts & Crafts., Ltd.  Shandong has registered capital of $7.8 million, 96.79% of which was owned by Shandong Cao County Changsheng Arts & Crafts Co., Ltd. and the remaining 3.21% was owned by Japan Fit Co., Ltd.  In March 2009, Tianwei acquired Japan Fit’s 3.21% interest and in July 2009, Tianwei acquired Shandong Cao County Changsheng Arts & Crafts Co., Ltd.’s 96.79% interest in Shandong.  As a result, Tianwei became the sole owner of Shandong and we became the 100% owner of Tianwei.  In addition, as a result of its new ownership structure, Shandong became what is known as a “Wholly Foreign Owned Enterprise” or “WFOE.”  On December 3, 2009, we filed a certificate of amendment to our Certificate of Incorporation changing our name to “China Shandong Industries, Inc.”, to better align our name with our business, increasing the authorized shares of our common stock to 100,000,000, increasing our authorized blank check preferred stock to 5,000,000 shares, and effectuating a 15 for 1 forward split of our common stock.

Stock Exchange Agreement

On November 6, 2009, pursuant to a Stock Exchange and Reorganization Agreement (the “Exchange Agreement”), dated as of October 22, 2009, by and among us, Tianwei, CAOPU, London Financial Group Ltd., a company organized under the laws of the British Virgin Islands (“LFG”), Phoebus Vision Investment Developing Group, Ltd., a company organized under the laws of the British Virgin Islands (“Phoebus”), and Timothy Lightman (“TL”), we acquired all of the issued and outstanding capital stock of Tianwei. Pursuant to the Exchange Agreement, we issued an aggregate of 22,226,400 shares of our common stock to CAOPU, LFG and Phoebus in exchange for all of the issued and outstanding shares of Tianwei owned by each of CAOPU, LFG and Phoebus.

Pursuant to the terms of the Exchange Agreement, Mr. Lightman cancelled 13,125,000 shares out of the total of 14,625,000 shares of our common stock owned by Mr. Lightman. In addition, effective November 5, 2009, pursuant to a separate Assignment and Assumption Agreement by and between us and Mr. Lightman, Mr. Lightman acquired all our assets related to our prior business and assumed all our liabilities outstanding prior to our acquisition of Tianwei.

Effective as of the closing of our acquisition of Tianwei, (i) our prior officers and directors resigned, and our current officers and directors were appointed, and (ii) we adopted the fiscal year end of Shandong, thereby changing our fiscal year end from September 30 to December 31.

The following chart shows the ownership interests in our operating subsidiaries.

(1) Of the shares owned by CAOPU, shares representing 51% of our issued and outstanding shares are held for the benefit of Mr. Jinliang Li and shares representing 35.4% of our issued and outstanding shares are held for the benefit of nine other minority shareholders (non of whom own more than 4.4% of our issued and outstanding shares individually).  The shares held by CAOPU for the benefit of Mr. Li and the minority shareholders are held pursuant to the terms of Agreements between CAOPU and each such shareholder, a form of which is attached as an exhibit to this Form 10-K.  Pursuant to the terms of such agreements, CAOPU shall continue to hold such shares for the benefit of such shareholders for a period of 15 months after we complete a public offering of our securities, unless such time period is extended.  Although Mr. Li has no pecuniary interest in the shares held by CAOPU for the benefit of the nine minority shareholders, by reason of his sole ownership of CAOPU, Mr. Li has sole voting and dispositive power over such shares of our common stock.

(2) None of the remaining shareholders has more than 5% shares of our common stock.

Products

Historically, our business has been primarily focused on straw-wicker, furniture and handicrafts products. We produce over 20,000 different products. We believe our wide variety of product categories, styles and finishes enable us to respond quickly to changing consumer preferences.  We believe we offer retailers a comprehensive production line principally in the lower price range.  Based on our sales and large client base, we believe our products represent good value, and that the style and quality of our furniture compares favorably with more premium-priced products.

In 2009, approximately 95% of our revenues resulted from sales of our products internationally, with the remaining 5% resulting from sales in the PRC.

The following table lists our products by category and their respective contribution to our sales for the 12 months ended December 31, 2009.

Product Category	Certain Products	Main Target Market	Revenue ($)	Revenue Percentage (%)

Furniture	Poplar & paulownia furniture including: folding screens, stools, 3-tier /5-tier bookshelves, coffee tables, bed cabinet	U.S.A., U.K., Germany, Japan, Italy, Spain	$29.8 million	50%

Straw-wicker	Trunk, wash baskets, baskets, drawers, folder boxes, storage chests, fruit trays, bread baskets, vase covers	Spain, Germany, Italy, Holland, Greece, Poland, Portugal, Austria, UK, Japan, Malta, Malaysia, Australia, U.S.A.	$28.7 million	48%

Wooden Crafts	Christmas gifts, photo frames, gift boxes, wood tubes, bottle boxes, decorative wooden plates, toys, pet supplies	U.S.A., Japan, Malta, Malaysia, European country	$1.1 million	2%

Wood Furniture

We established our first wooden furniture production line in 2004 by producing furniture made from poplar and paulownia. Poplar and paulownia wood generally have distinctive characteristics of color, a smoother surface and lighter weight than certain other types of wood. In addition, Cao County is the natural base for the growth of both poplar and paulownia. The average time it takes poplar and paulownia trees to grow to maturity in Cao County is 2 -3 years shorter than other kinds of trees generally used in wood furniture in China.  Over the past few years, revenues from wood furniture products have increased substantially and have become a substantial percentage of our overall product sales.

Japan and Europe are the primary target markets for sales of such wood furniture.  For the fiscal year 2009, sales and net income were approximately $29.8 million and $5.3 million, respectively, from our furniture products, approximately $28.7 and $4.7million from our straw and wicker products, and $1.1 million and $0.2 million, respectively, from our crafts products.

In fiscal 2009, wood furniture products accounted for $29.9 million and $5.3 million of our overall revenues and net income, respectively, and 50% of our overall sales.

Because of the growing demand, higher gross margins and changing dynamics of the international wood furniture industry, specifically, production moving away from countries such as the United States and Italy toward developing countries with cheaper labor, such as China and India, we have been and intend to focus substantial resources and efforts on our wood furniture production.

Straw-wicker products

Because straw-wicker are easy to produce, do not require a significant investment in technology or equipment, we do not produce such products in our manufacturing facilities. Instead, we employ local residents to manufacture such products in their homes in Cao County, Shandong Province, PRC. Although we have expanded our business to wood furniture manufacturing, straw-wicker products are continue to be an integral part of our overall business.

In fiscal 2009, straw-wicker products accounted for $28.8 million and $4.7 million of our overall revenues and net income, respectively, and 48% of our overall revenues.

Handicraft Products

With the advantage of having poplar and paulownia resources in Cao Country, in 2000 we expanded our product mix to include wooden handicrafts. We are dedicated to producing a wide variety of novel-designed wooden handicrafts.  We produce more than 800 kinds of wooden handicrafts varying from household articles, to office appliance and pet supplies.

In fiscal 2009, handicraft products account for $1.1 million and $0.2 million of our overall revenues and net income, respectively, and 2% of our overall revenues.

Manufacturing

At December 31, 2009, we operated approximately 200,000 square meters of manufacturing and supply plant capacity in Shandong Province for furniture and handicrafts production.  These manufacturing and other facility are located in our existing 4 industrial parks. We consider the machinery and equipment at such location generally to be relatively up to date and well-maintained. The manufacturing equipment at those locations include band saws, cut-to-size saws, sanders, single-plate saws, multi-plate saws, thickness, matchers, multiple-drillings, copying machines, engraving machines, routers, chilling presses, roll coaters, and leaching paint machines.

Our domestic manufacturing strategy includes:
•	More frequent and cost-effective production runs,
•	Identification and recycle product waste, and
•	Improvement of our relationships with suppliers by establishing primary suppliers.

Production Process

The manufacturing process of each of our products generally involves various steps. Following indicates the steps in manufacturing straw-wicker products, wooden craft products and furniture products.

1. Steps to manufacture straw-wicker products:

2. Steps to manufacture wooden craft products:

3. Steps to manufacture furniture products:

The technology and procedures used in the above processes vary amongst the different products that we manufacture and depend upon the product specifications prescribed by a particular customer.

Intellectual Property

As of December 31, 2009, we have the following intellectual property rights:

Patents

We have applied for and obtained twenty-three (23) patents in the PRC for the following products:

No.	Utility Models	Certificate No.	Utility Models No.	Designer	Application Date	Authorized Announcement	Owner (1)
1	Altar	356906	ZL 033508127	Jinliang Li	July 11, 2003	February 25, 2004	Jinliang Li
2	Coffin (8)	358183	ZL 03350900X	Jinliang Li	July 17, 2003	March 10, 2004	Jinliang Li
3	Coffin (15)	357332	ZL 033506825	Jinliang Li	July 17, 2003	March 3, 2004	Jinliang Li
4	Coffin (1)	359654	ZL 033508364	Jinliang Li	July 11, 2003	March 17, 2004	Jinliang Li
5	Coffin (5)	360164	ZL 033506795	Jinliang Li	July 17, 2003	March 24, 2004	Jinliang Li
6	Coffin (4)	360912	ZL 033508372	Jinliang Li	July 11, 2003	March 24, 2004	Jinliang Li
7	Coffin (2)	360680	ZL 033508380	Jinliang Li	July 11, 2003	March 24, 2004	Jinliang Li
8	Coffin (10)	360682	ZL 033506884	Jinliang Li	July 17, 2003	March 24, 2004	Jinliang Li
9	Coffin (9)	360915	ZL 033506876	Jinliang Li	July 17, 2003	March 24, 2004	Jinliang Li
10	Quilt Bracket (1)	359910	ZL 03351173X	Jinliang Li	August 20, 2003	March 24, 2004	Jinliang Li
11	Quilt Bracket (2)	359455	ZL 033511748	Jinliang Li	August 20, 2003	March 17, 2004	Jinliang Li
12	Quilt Bracket (4)	359651	ZL 033511764	Jinliang Li	August 20, 2003	March 17, 2004	Jinliang Li
13	Drying Room	648544	ZL 03271093.3	Sheng Wang, Yazhen Wang	September 12, 2003	October 13, 2004	Jinliang Li
14	Plank Splicing Machine	648730	ZL 03271094.1	Sheng Wang, Yazhen Wang	September 12, 2003	October 13, 2004	Jinliang Li
15	Device Preventing Drawer Sliding Down	749252	ZL 200420053223.6	Jinliang Li	August 23, 2004	December 28, 2005	Jinliang Li
16	Tea Table with Folding Leg	749394	ZL 200420053224.0	Jinliang Li	August 23, 2004	December 28, 2005	Jinliang Li
17	Disposal Container (1)	685809	ZL 200630095723.0	Jinliang Li	September 8, 2006	August 29, 2007	Jinliang Li
18	Disposal Container (2)	685890	ZL 200630095724.5	Jinliang Li	September 8, 2006	August 29, 2007	Jinliang Li
19	Chair Container	685796	ZL 200630095733.4	Jinliang Li	September 8, 2006	August 29, 2007	Jinliang Li
20	Chair Disposal Container (intensive processing)	685866	ZL 200630095732.X	Jinliang Li	September 8, 2006	August 29, 2007	Jinliang Li
21	Wine Box (2)	685930	ZL 200630095722.6	Jinliang Li	September 8, 2006	August 29, 2007	Jinliang Li
22	Wine Box (1)	685850	ZL 200630095727.9	Jinliang Li	September 8, 2006	August 29, 2007	Jinliang Li
23	Cabinet with Eight Drawer	693607	ZL 200630095728.3	Jinliang Li	September 8, 2006	September 19, 2007	Jinliang Li

(1) Mr. Li, our majority shareholder and chief executive officer, is the owner of the patents which he allows us to use on a royalty free bases.

Trademarks and Domain Names:

We have registered five trademarks with the PRC Trademark Bureau under the State of Administration for Industry & Commerce:

Trademark	Certificate No.	Category	Registrant	Valid Term
	3722006	28	Shandong	June 7, 2006 to June 6, 2016

	3722025	20	Shandong	February 14, 2006 to February 13, 2016

	3722007	20	Shandong	February 14, 2006 to February 13, 2016

	4900955	20	Shandong	Registered in Japan

	904344	20,28	Shandong	January, 2007 to January, 2017

We have registered the following domain names:

Domain Name	Owner	Registration Date	Expiration Date
www.caopu.cn	Shandong	June 15, 2006	June 15, 2011
www.cpgy.com	Shandong	April 27, 2002	April 27, 2012
www.caopu.cc	Shandong	June 15, 2006	June 15, 2016

Customers and Suppliers

We believe we have successfully established long-term, stable business relationships with over three hundred customers in over thirty countries. Our products are sold in stores operated by such well known retailers as Zara-Home, Habitat UK Ltd., ABM Group Inc., and Fuji Boeki Co. Ltd.

In fiscal 2009, our top 10 purchasers of our products were as follows:

Major customers

Name	12 months ended December 31, 2009 (’000s)	Percentage of Overall Sales (%)
Trade Point A/S Direct Container (Denmark)	$17,998	44%
Zara-Home (Spain)	$4,209	10%
Bettenwelt Gmbh & Co. KG (Germany)	$4,307	10%
JYSK SP. Zoo, Gdansk. (Poland)	$3,792	9%
ABM Group Inc. (USA)	$2,700	7%
FIT Co., Ltd.	$2,477	6%
Axis Imex, Inc. (USA)	$1,731	4%
Fuji Boeki Co., Ltd. (Japan)	$1,449	4%
Habitat UK Ltd. (England)	$1,219	3%
Sofibo China Limited	$1,355	3%

In fiscal 2009, our top 10 suppliers for raw materials used to manufacture our products were as follows:

Suppliers of Raw Materials

Name	Amount (USD) 12 months ended December 31, 2009 (’000s)	Location	Percentage*
Shandong Beier Chemical Co., Ltd.	$90.9	Cao County	2.3%
Cao County Shengcheng Carton Plant	$77.1	Cao County	1.9%
Cao County Minzu Carton Plant	$45	Cao County	1.1%
Xie Shengli	$30.9	Cao County	*	%
Yu Hongming	$26.5	Cao County	*	%
Zhang Hongqing	$24.3	Cao County	*	%
Wang Tengjian	$22.1	Cao County	*	%
Zhang Enzhu	$18.5	Cao County	*	%
Wang Qingping	$16.5	Cao County	*	%
Liu Xiaoyou	$15.4	Cao County	*	%

Quality Control

Consistent with our continuing commitment to quality, we impose rigorous quality control standards at various stages of our production process.  We strictly comply with various national quality standards, established by the General Administration of Quality Supervision, Inspection and Quarantine of China, with respect to the hardware and paint used in the manufacture of furniture, straw-wicker and handicraft products. We also strictly comply with various quality standards based on the clients’ special quality requirements.

Research and Development

Our research and development (“R&D”) team has 26 employees, each of whom has over 5 years of experience in furniture and craft production.

We believe product innovation and technology advancement are vital for our business expansion. In the past years, we mainly depended on in-house research. For fiscal years 2009 and 2008, we spent approximately $ 0.5 million and $0.4 million, respectively on R&D.

Marketing and Distribution

Marketing and Sales

We have developed a broad domestic and international network with our independent 3rd party retailers and wholesalers who sell our products to their customers after purchasing them directly from us. We believe this broad network helps reduce exposure to regional recessions, and allows us to capitalize on emerging channels of distribution.

We believe general marketing practice followed in the furniture industry is to exhibit products at international and regional furniture markets. In the spring and fall of each year, a seven-day furniture market is held in High Point, North Carolina, which is attended by most buyers and is regarded by the industry as the international market. Generally, we follow the general marketing practice followed by furniture manufacturers in the furniture industry by exhibiting our products at international and regional furniture markets attended by buyers for furniture retailers. We market our products by participating in tradeshows and exhibitions in both the PRC and abroad. We believe that we have built up a solid business reputation among numerous well-known retailers. We sell our furniture through over 300 retailers and wholesalers of residential home furnishings, who are broadly dispersed internationally, including: Trade Point A/S Direct Container, Zara-Home, Bettenwelt Gmbh & Co. KG, JYSK SP Zoo Gdansk, and Habitat UK Ltd. in Europe; ABM Group Inc. and Axis Imex, Inc., in the US; Fuji Boeki Co. Ltd. in Japan.

* Means less than 1%.

Generally, we sell our finished products directly to 3rd party retailers and wholesalers without any commission. We believe our broad network of 3rd party retailers and wholesalers reduces our exposure to regional recessions and allows us to capitalize on emerging trends in channels of distribution.

We believe no significant part of our business is dependent upon a single customer, the loss of which would have a material effect on our business. However, the loss of several of our larger customers could have a material impact on our business.  Approximately 95% of our net sales during fiscal year ended 2009 were to international customers.

Competition

Competitive Environment

The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers and importers, none of which dominates the market.  Currently, the arts and crafts industry is a concentrated industry in China. The majority of arts and crafts producers are located in southern and eastern China. While the markets in which we compete include a large number of relatively small and medium-sized manufacturers, certain competitors have substantially greater sales volumes and financial resources than we do.

With regard to the production scale and products categories, our main competitors are as follows:

Existing Competitors for our wood furniture products:

Pu yang Hongda Wooden Products Co., Ltd, a company specialized in wooden furniture and wooden handicrafts production, focuses its business on producing paulownia products, mixed hard wood products, and mahogany products. Depending on technological advantages and advanced craftsmanship, we believe the company is attempting to expand into the United States market, keeping Japan and Europe as its main export countries.

Existing Competitors  for straw-and-wicker and handicrafts manufacturers:

Liaoning Chengda Industry Co,Ltd, a subsidiary of Liaoning Chengda Co., Ltd. It is a public company whose common stock is listed on Shanghai Stock Exchange. The company located in Liaoning province and is a producer of wooden crafts over the last 10 years.

Artall Light Industry Co., Ltd, a subsidiary of Jiangsu Holly Corporation, a public company on the Shanghai Stock Exchange. It is a manufacturing and trading corporation located in Jiangsu Province with annual export value exceeding RMB200 million. Artall is primarily engaged in producing gift products, handicrafts, kitchen applicants, travel products, outdoor products, toys, pet supplies, and willow products.

ShandongJiaxiangJinyiArts & Crafts Co., Ltd, a company established in 1986, has a diversified product line featuring straw and wicker products, ranging from stone handicrafts, copper handicrafts, and iron handicrafts to Lu Brocade and Straw/Reed/Kenaf products.

Government Regulations

Insurance Plans

We are subject to a wide range of regulation covering our business. We are required to provide to our employees the following state-mandated insurance plans:

•
Retirement insurance: We withhold a portion of each employee’s average monthly salary from the prior year, as determined by the provincial government, generally 8%, and contribute an additional amount determined by law, up to approximately 20% of such average monthly salary.

•
Medical insurance: We withhold approximately 1% of each employee’s average monthly salary from the prior year and contribute an additional amount totaling approximately 10% of such average monthly salary.

•
Unemployment insurance: We withhold approximately 1% of each employee’s average monthly salary from the prior year, and contribute an additional amount totaling approximately 2% of such average monthly salary.

•	Industrial injury insurance: we contribute an amount totaling approximately 0.5% of each employee’s average monthly salary from the prior year.

Circular 75 Compliance and Approval

SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or “Notice 75,” on October 21, 2005, which became effective as of November 1, 2005 and the operating procedures in May 2007, collectively the SAFE Rules. According to the SAFE Rules, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing that offshore company with assets or equity interests in an onshore enterprise located in the PRC. An amendment to registration or filing with the local SAFE branch by such PRC resident is also required for the injection of equity interests or assets of an onshore enterprise in the offshore company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore company. The SAFE rules define “PRC residents” to include both legal persons and natural persons who either hold legal PRC identification documents, or who habitually reside in China due to economic interests or needs. If any PRC resident fails to file its SAFE registration for an existing offshore enterprise, any dividends remitted by the onshore enterprise to its overseas parent after October 21, 2005 will be considered to be an evasion of foreign exchange purchase rules, and the payment of the dividend will be illegal. As a result, both the onshore enterprise and its actual controlling persons can be fined. In addition, failure to comply with the registration procedures may result in restrictions on the relevant onshore enterprise, including prohibitions on the payment of dividends and other distributions to its offshore parent or affiliate and capital inflow from the offshore enterprise. The PRC resident shareholders of the offshore enterprise may also be subject to penalties under Chinese foreign exchange administration regulations.

We have requested our shareholders and beneficial owners who may be subject to SAFE Rules to make the necessary applications, filings and amendments as required under SAFE Rules. We have advised these shareholders and beneficial owners to comply with the relevant requirements. It is our understanding that these shareholders are in the process of making the required filings.  However, we cannot provide any assurance that all of our shareholders and beneficial owners who may be PRC residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by SAFE Rules. The failure or inability of our PRC resident shareholders or beneficial owners to make any required registrations or comply with other requirements may subject such shareholders or beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into or provide loans to our PRC subsidiaries, limit the ability of our PRC subsidiaries to pay dividends or otherwise distribute profits to us, or otherwise adversely affect us.

Environmental Compliance

We are subject to China’s National Environmental Protection Law, as well as a number of other national and local laws and regulations regulating air, water and noise pollution and setting pollutant discharge standards. We believe that all our manufacturing operations are in material compliance with all applicable environmental laws. During 2009, we did not incur any costs to comply with environmental laws.

Employees

As of December 31, 2009, we had approximately 1,500 employees. In 2009, our average compensation per employee per month was RMB 1,050 or approximately US$ 155. We also paid social security insurance fees for employees who required such insurance under PRC law.

We have a human resource performance review system and series of incentive policies that allow personnel reviews to be carried out monthly or bi-monthly, depending on the length of employees’ service for Shandong.

The following table shows a breakdown of our employees by function as of December 31, 2009:

Functions	Number of employees	% of total

Manufacturing	1329	88.6%
Sales and Marketing	45	3%
General Administration, Purchasing and Logistics	60	4%
Quality Control, Technology and Research & Development	66	4.4%
Total	1,500	100%

From time to time, we also employ third-party auditors to issue Capital Verification Reports once a year. We have not experienced any significant labor disputes and consider our relationship with our employees to be good.

ITEM 1A. RISK FACTORS.

Our current business operations are conducted in the PRC. Because China’s economy and its laws, regulations and policies are different from those typically found in the west and are continually changing, we face certain risks, including but not limited to those summarized below.

Risks Related to Our Business and Industry

The current economic and credit environment could have an adverse effect on demand for certain of our products and services, which would in turn have a negative impact on our results of operations, our cash flows, our financial condition, our ability to borrow and our stock price.

Since at least 2008, global market and economic conditions have been disrupted and volatile. Concerns over increased energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to this increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a global recession. It is difficult to predict how long the current economic conditions will persist, whether they will deteriorate further, and which of our products, if not all of them, will be adversely affected. These conditions, if they continue, could cause a material decrease in our sales, net income and an increase in the prices we pay for raw materials we use in producing our furniture products and, thus, materially affect our operating results and financial condition.

We may be unable to maintain an effective system of internal control over financial reporting, and as a result we may be unable to accurately report our financial results.

Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems. If we fail to maintain an effective system of internal control over financial reporting, we could experience delays or inaccuracies in our reporting of financial information, or non-compliance with the SEC, reporting and other regulatory requirements. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, cause our stock price to drop.

An increase in the cost of raw materials, or our failure to obtain enough raw materials will adversely affect sales and revenues.

Raw materials required for the crafts and furniture industry includes poplar, paulownia and other natural sources. Any increase in the prices of these raw materials in the future will affect the price at which we can sell our products. In addition, as we expand our business, we may encounter the problem of shortage of raw materials. If we are not able to raise our prices to pass on increased costs or if we cannot get enough raw materials to meet the expansion of our business, we would be unable to maintain our margins, which would adversely affect our financial condition and profitability.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of bank failure, we may not have access to, or may lose entirely, our funds on deposit. Depending upon the amount of cash we maintain in a bank that fails, our inability to have access to such cash deposits could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

We may be unable to successfully expand our manufacturing capacity, which could result in material delays, quality issues, increased costs and loss of business opportunities, which may negatively impact our product margins and profitability.

Part of our future growth strategy is to increase our manufacturing capacity to meet increasing demand for our existing products. Assuming we obtain sufficient funding to increase our manufacture capacity, any projects undertaken by us to increase such capacity may not be constructed on the anticipated timetable or within budget. We may also experience quality control issues as we implement these manufacturing upgrades and ramp up production. Any material delay in completing these projects, or any substantial increase in costs or quality issues in connection with these projects, could materially delay our ability to bring our products to markets and adversely affect our business, reduce our revenue, income and available cash, all of which could result in reducing financial condition by a loss of business opportunities.

If we fail to meet evolving demands and requirements of customers for our furniture and other products, through product enhancements or introducing new products, or if our products cannot compete effectively, our financial results may be negatively affected.

The market for our furniture and other products is characterized by changing design and evolving demands and requirements of customers and industry. Our competitors are continuously developing and designing new products, which, if successful, could undermine the competitiveness of our products. Our current and future research and development efforts will focus on developing and designing new products, applications and technologies to enhance our existing products. If we fail to timely develop new product enhancements and new products or if the competitiveness of our products are greatly undermined, we may be unable to grow our revenue as expected and may incur expenses relating to the development or acquisition of new products and technologies that are not fully offset by the revenue they generate, which could result in a substantial and material loss of our current customers, future business opportunities and a decrease in revenues, income and available cash.

Our business and operations are experiencing rapid growth. If we fail to effectively manage our growth, our business and operating results could be harmed.

We have experienced, and may continue to experience, rapid growth in our operations, which has placed, and may continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our operating results. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements may require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

Failure to enhance our brand recognition could have a material adverse effect on our business and results of operations.

We believe we will need to expend significant time, effort and resources to enhance the recognition of our brands. We believe developing our brand is important to our sales and marketing efforts. If we fail to enhance the recognition of our brands, it could have a material adverse effect on our ability to sell our product and thus affect our business and results of operations. If we fail to develop a positive public image and reputation, our existing business with our customers could decline and we may fail to develop additional business, which could in turn adversely affect our prospects and results of operations.

We may face increased competition and, if we are unable to compete successfully, our financial condition and results of operations may be adversely affected.

We believe the main factors that have and in the future that could negatively impact our operating results are (i) cost of raw materials, (ii) the prices our products are sold by third party retailers, (iii) research and development, (iv) demand of our new products and (v) our capital requirements.  Because we believe we have an advantage over our competitors in the price at which we obtain our raw materials and our research and development, we believe our current products have an advantage over competitors’ products.  We may not be able to continue to compete effectively with our existing competitors, or compete effectively with new competitors. In addition, some of our competitors may acquire or have more financial and other resources than we do. If we fail to compete effectively, our business operations and financial condition will suffer.

Our intellectual property rights are valuable, and any inability to adequately protect, or uncertainty regarding validity, enforceability or scope of them could undermine our competitive position and reduce the value of our products, services and brand, and litigation to protect our intellectual property rights may be costly.

We attempt to strengthen and differentiate our product portfolio by developing new and innovative products and product improvements. As a result, our patents, trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us. Various events outside of our control pose a threat to our intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in China and other countries in which our products are sold. Also, although we have applied for the intellectual property protection of 23 patents of furniture and have registered our trademark in China, Japan and the World Intellectual Property Organization, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete and adversely affect our results of operation. Also, protecting our intellectual property rights is costly and time consuming. Policing the unauthorized use of our proprietary technology can be difficult and expensive. Litigation might be necessary to protect our intellectual property rights. But due to the relative unpredictability of the Chinese legal system and potential difficulties of enforcing a court’s judgment in China, there is no guarantee that litigation would result in an outcome favorable to us. Furthermore, any such litigation may be costly and may divert our management’s attention away from our core business. An adverse determination in any lawsuit involving our intellectual property is likely to jeopardize our business prospects and reputation. Although currently we are not aware of any of such litigation, we have no insurance coverage against the litigation costs so we would be forced to bear all litigation costs if we cannot recover them from other parties in the future. All of the foregoing factors could harm our business, financial condition and results of operations. Any increase in the unauthorized use of our intellectual property in the future could make it more expensive to do business and harm our operating results.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely against us, could adversely affect our business and subject us to significant liability to third parties.

Our success mainly depends on our ability to use and develop our technology and product designs without infringing upon the intellectual property rights of third parties. We may be subject to litigation involving claims of patent infringement or violation of other intellectual property rights of third parties. The holders of patents and other intellectual property rights potentially relevant to our product offerings may be unknown to us or may otherwise make it difficult for us to acquire a license on commercially acceptable terms. There may also be technologies licensed to and relied on by us that are subject to infringement or other corresponding allegations or claims by third parties which may damage our ability to rely on such technologies. In addition, although we endeavor to ensure that companies that work with us possess appropriate intellectual property rights or licenses, we cannot fully avoid the risks of intellectual property rights infringement created by suppliers of components used in our products or by companies we work with in cooperative research and development activities. Our current or potential competitors may have obtained or may obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products in the world. The defense of intellectual property claims, including patent infringement suits, and related legal and administrative proceedings can be both costly and time consuming, and may significantly divert the efforts and resources of our technical and management personnel. These factors could effectively prevent us from pursuing some or all of our business and result in our customers or potential customers deferring, canceling or limiting their purchase or use of our products, which may have a material adverse effect on our business, financial condition and results of operations.

Problems with product quality or product performance could result in a decrease in clients and revenue, unexpected expenses and loss of market share.

We believe our results of operations depend partly on our ability to deliver quality products on a timely and cost effective basis. Although currently our products need to pass our own quality test before being shipped to customers, as we develop new products, it may become more difficult to guarantee the quality of our products as we expand our operations. If we experience deterioration in the performance or quality of any of our products, including as a result of the expansion of our manufacturing capabilities, it could result in delays in delivery, cancellations of orders or client returns and complaints, loss of goodwill and harm to our brand and reputation. These problems may lead to a decrease in customers and revenue, harm to our brand, unexpected expenses, loss of market share, the incurrence of significant repair costs, diversion of the attention of our personnel from our product development efforts or customer relation problems, any one of which may materially and adversely affect our business, financial condition and results of operations.

Environmental claims or failure to comply with any present or future environmental laws or regulations may require us to spend additional funds and may harm our results of operations.

We are subject to environmental, health and safety laws and regulations such as Environmental Protection Law, Regulation on Work Safety Licenses, Production Safety Law, etc. that affect our operations, facilities and products in China. Any failure to comply with any present or future environmental, health and safety laws and regulations could result in the assessment of damages or imposition of fines against us, suspension of production, cessation of our operations or even criminal sanctions. New laws and regulations could also require us to acquire costly equipment or to incur other significant expenses. Our failure to control the use of, or adequately restrict the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspension of our business operations, which may harm our results of operations.

Because we depend on retailers or wholesalers to market our products in the international market, any problems encountered by these third parties, or our failure to maintain relationships with these third parties or to expand third parties could negatively affect our sales.

We do not have any sales offices outside of the PRC although most of our products are sold to overseas companies and we depend on other companies to market our products in the international market. As a result, we are dependent upon third parties, over which we have no control, to develop and implement an international marketing effort. Any problems encountered by these third parties, including potential violations of laws of the PRC or other countries, or our failure to maintain relationship with the third parties or to expand third parties may adversely affect the sales of our products which would, in turn, affect our net sales.

We rely on highly skilled personnel and the continuing efforts of our executive officers and, if we are unable to retain or motivate key personnel or hire qualified personnel, our business may be severely disrupted if we lose their services.

Our performance largely depends on the talents and efforts of highly skilled individuals and in particular, the technology and expertise held by our Chief Executive Officer, Jinliang Li.

Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to attract new technology developers and to retain and motivate our existing contractors.

Our chief executive officer and chief financial officer have employment contracts with certain of our operating subsidiaries as described elsewhere in this annual report. However, if any disputes arise between any such person and us, we cannot assure you, in light of uncertainties associated with the Chinese legal system, the extent to which any of such agreements could be enforced in China, where such persons reside and hold some of their assets.

If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

Our financial and operating performance may be adversely affected by epidemics, adverse weather conditions, natural disasters and other catastrophes.

Our financial and operating performance may be adversely affected by `epidemics, adverse weather conditions, natural disasters and other catastrophes. For example, in early 2003, several economies in Asia, including China, were affected by the outbreak of severe acute respiratory syndrome, or SARS. During May and June of 2003, many businesses in China were closed by the PRC government to prevent transmission of SARS. In addition, some Asian countries, including China, have recently encountered incidents of the H5N1 strain of bird flu, or avian flu. Furthermore, the 2008 Sichuan earthquake also had a negative impact on many businesses in the region. Losses caused by epidemics, adverse weather conditions, natural disasters and other catastrophes, including SARS, avian flu, swine flu, earthquakes or typhoons, will adversely affect our operations.

Although we have insurance coverage in the PRC, we are not being protected from risks that are customarily covered by insurance in the United States.

We have purchased property insurance for our properties, including raw materials, semi-manufactures, manufactures, house and buildings and machinery equipments, for a total insured amount of RMB 19,566,426.9, or approximately $2,861,890, for the period from May 20, 2009 to May 19, 2010.  After May 19, 2010, we intend to attempt to and believe we will be able to obtain similar insurance. However, this property insurance may not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We currently do not carry any product liability or other similar insurance. We cannot assure you that we would not face liability in the event of the failure of any of our products. This is particularly true given our plan to significantly expand our sales into international markets, like the United States, where product liability claims are more prevalent.

We do not have business liability or business disruption insurance coverage for our operations in the PRC.

We do not maintain a reserve fund for warranty or defective products claims. Our costs could substantially increase if we experience a significant number of warranty claims. We have not established any reserve funds for potential warranty claims since historically we have experienced few warranty claims for our products so that the costs associated with our warranty claims have been low. If we experience an increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, it would have a material adverse effect on our financial condition and results of operations.

Under PRC law, we are required to obtain permits and business licenses, and our failure to do so would adversely impact our ability to conduct business in China.

We hold various permits, business licenses, and approvals authorizing our operations and activities, which are subject to periodic review and reassessment by the Chinese authorities.  Standards of compliance necessary to pass such reviews change from time to time and differ from jurisdiction to jurisdiction, leading to a degree of uncertainty.  If renewals, or new permits, business licenses or approvals required in connection with existing or new facilities or activities, are not granted or are delayed, or if existing permits, business licenses or approvals are revoked or substantially modified, we may not be able to continue to operate our facilities which would have a material adverse affect on our operations . If new standards are applied to renewals or new applications, it could prove costly to us to meet any new level of compliance.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

Although we have no present plans for any specific acquisition, in the event that we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired;

•
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Risks Related to Doing Business in China

The payment of dividends in the PRC is subject to limitations. We may not be able to pay dividends to our stockholders.

We conduct all of our business through our consolidated subsidiaries and affiliated companies incorporated in the PRC.  We rely on dividends paid by these consolidated subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses.  The payment of dividends by entities established in the PRC is subject to limitations.  Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in the PRC, subject to certain statutory procedural requirements. Our PRC subsidiary, even though it is a wholly foreign owned enterprises, is also required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to its general reserves or statutory reserve fund until the aggregate amount of such reserves reaches 50.0% of its respective registered capital. Our statutory reserves are not distributable as loans, advances or cash dividends.  In addition, if our PRC subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Since the aggregate amount of our general reserves equaled at least 50% of our registered capital as of December 31, 2009, our PRC subsidiary was not required to allocate any fund to these reserves. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

The PRC economic cycle may negatively impact our operating results.

We believe that the rapid growth of the PRC economy before 2008 generally led to higher levels of inflation.  We believe that the PRC economy has more recently experienced a slowing of its growth rate.  We believe that a number of factors have contributed to this slow-down, including appreciation of the RMB, the currency of China, which has adversely affected China’s exports.  In addition, we believe the slow-down has been exacerbated by the recent global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation in the global capital markets.  It is uncertain how long the global crisis in the financial services and credit markets will continue and the significance of the adverse impact it may have on the global economy in general, or the Chinese economy in particular. Slowing economic growth in China could result in slowing growth and demand for our products which could reduce our revenues and income.  In the event of a recovery in the PRC, renewed high growth levels may again lead to inflation.  Government attempts to control inflation may adversely affect the business climate and growth of private enterprise.  In addition, our profitability may be adversely affected if prices for our products rise at a rate that is insufficient to compensate for the rise in inflation.

Fluctuation in the value of the RMB may have a material adverse effect on your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions.  The conversion of RMB into foreign currencies, including U.S. dollars, has historically been set by the People’s Bank of China.  On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a band against a basket of certain foreign currencies, determined by the Bank of China, against which it can rise or fall by as much as 0.3% each day.  This change in policy resulted in an approximately 17.5% appreciation in the value of the RMB against the U.S. dollar between July 21, 2005 and October 28, 2009.  Since the adoption of this new policy, the value of RMB against the U.S. dollar has fluctuated on a daily basis within narrow ranges, but overall has further strengthened against the U.S. dollar.  There remains significant international pressure on the PRC government to further liberalize its currency policy, which could result in a further and more significant appreciation in the value of the RMB against the U.S. dollar.  Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.  In addition, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, we believe appreciation of the U.S. dollar against the RMB may have a negative effect on the U.S. dollar amount available to us. Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency-denominated obligations.  Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange, or the SAFE, by complying with certain procedural requirements.  However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.  The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions.  If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due. Also our revenues denominated in RMB increase or expenses denominated in RMB decrease in the future, we may need to convert a portion of our revenues into other currencies to meet our foreign currency obligations, including, but not limited to, payments of dividends declared, if any, in respect of our common stock. Under the PRC’s existing foreign exchange regulations, we are able to pay dividends in foreign currencies, without prior approval from the State Administration of Foreign Exchange (“SAFE”), by complying with certain procedural requirements. However, we cannot assure you that the Chinese government will not take further measures in the future to restrict access to foreign currencies for transactions.

Uncertainties with respect to the PRC legal system could adversely affect us and we may have limited legal recourse under PRC law if disputes arise under our contracts with third parties.

Since 1979, we believe PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China.  However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China.  In particular, because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties.  In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect.  As a result, sometimes we may not be aware of our violation of these policies and rules until some time after violation.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade.  However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable.  The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination.  Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring.  The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

We May Be Deemed A PRC Resident Enterprise For PRC Tax Purposes Under The New Enterprise Income Tax Law, Which Could Result In The Imposition Of 25% PRC Enterprise Income Tax Payable On Our Taxable Global Income.

On March 16, 2007, the National People’s Congress of the PRC passed the Enterprise Income Tax Law of the PRC (‘‘New Income Tax Law’’), which took effect as of January 1, 2008. On December 6, 2007, the Implementation Rules of Enterprise Income Tax Law of the PRC (‘‘Implementation Rules’’) were also enacted, and took effect as of January 1, 2008. In accordance with the new laws and regulations, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied equally to both domestic enterprises and foreign-invested enterprises.

Under the New Income Tax Law and the Implementation Rules, enterprises established under the laws of foreign jurisdictions other than the PRC may nevertheless be considered as PRC-resident enterprises for tax purposes if these enterprises have their ‘‘de facto management body’’ within the PRC. Under the Implementation Rules, ‘‘de facto management body’’ is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. At present, it is unclear what factors will be used by the PRC tax authorities to determine whether we are a ‘‘de facto management body’’ in China. A substantial number of our management personnel are located in the PRC, and all of our revenues arise from our operations in China. If the PRC tax authorities determine that we are a PRC resident enterprise, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, which may have a material adverse effect on our financial condition and results of operations. Notwithstanding the foregoing provision, the New Income Tax Law also provides that, if a PRC resident enterprise already invests in another PRC resident enterprise, the dividends received by the investing resident enterprise from the invested resident enterprise are exempt from income tax, subject to certain qualifications. Therefore, if we are classified as a PRC resident enterprise, the dividends received from our PRC subsidiaries may be exempt from income tax. However, due to the short history of the New Income Tax Law, it is unclear as to (i) the detailed qualification requirements for such exemption and (ii) whether dividend payments by our PRC subsidiaries to us will meet such qualification requirements, even if we are considered a PRC resident enterprise for tax purposes.

We face uncertainty from the Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises' Share Transfer (“Circular 698”) released in December 2009 by China's State Administration of Taxation (SAT), effective as of January 1, 2008.

Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country (jurisdiction) where the effective tax burden is less than 12.5% or where the offshore income of her residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers.

Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through the abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the tax authority has the power to re-assess the nature of the equity transfer in accordance with the “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes.

 “Income derived from equity transfers” as mentioned in this circular refers to income derived by non-resident enterprises from direct or indirect transfers of equity interest in China resident enterprises, excluding share in Chinese resident enterprises that are bought and sold openly on the stock exchange.

While the term "indirectly transfer" is not defined, we understand that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. The relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the very country (jurisdiction) and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. Meanwhile, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our company complies with the Circular 698.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75. The policy announced in this notice required PRC residents to register with the relevant SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in May 2007 (known as Circular 106), expanded the reach of Circular 75. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Circular 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Circular 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have requested our shareholders who are PRC residents to make the necessary applications, filings and amendments as required under Circular 75 and other related rules. We attempt to comply, and attempt to ensure that our shareholders who are subject to these rules comply, with the relevant requirements. However, we cannot provide any assurances that our shareholders who are PRC residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Circular 75 or other related rules or that, if challenged by government agencies, the structure of our organization fully complies with all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. A failure by such PRC resident shareholders or future PRC resident shareholders to comply with Circular 75 or other related rules, if SAFE requires it, could subject these PRC resident shareholders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Adverse changes in political and economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and materially and adversely affect our competitive position.

Our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;

•	the level of development;

•	the growth rate;

•	the control of foreign exchange; and

•	the allocation of resources.

While the Chinese economy has grown significantly in the past 20 years, we believe the growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. We believe some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Contract drafting, interpretation and enforcement in China involve significant uncertainty.

We have entered into numerous contracts governed by PRC law, many of which are material to our business. As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, we cannot assure you that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure you that we will prevail.

The application of PRC regulations relating to the overseas listing of PRC domestic companies is uncertain, and we may be subject to penalties for failing to request approval of the PRC authorities prior to listing our shares in the U.S.

On August 8, 2006, six PRC government agencies, namely, the Ministry of Commerce (“MOFCOM”), the State Administration for Industry and Commerce,(”SAIC”), the China Securities Regulatory Commission (“CSRC”), SAFE, the State-Owned Assets Supervision and Administration Commission,(“SASAC”), and the State Administration for Taxation (“SAT”), jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “ New M&A Rules ”), which became effective on September 8, 2006. The New M&A Rules purport, among other things, to require offshore “special purpose vehicles”, that are (1) formed for the purpose of overseas listing of the equity interests of PRC companies via acquisition and (2) are controlled directly or indirectly by PRC companies and/or PRC individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges. On September 21, 2006, pursuant to the New M&A Rules and other PRC Laws, the CSRC published on its official website relevant guidance with respect to the listing and trading of PRC domestic enterprises’ securities on overseas stock exchanges (the “Related Clarifications”), including a list of application materials regarding the listing on overseas stock exchanges by special purpose vehicles. We were and are not required to obtain the approval of CSRC under the New M&A Rules in connection with this transaction due to that (i) we were and are not a special purpose vehicle formed or controlled by PRC individuals; and (ii) Conversion of Shandong from a joint venture to a wholly foreign owned enterprise was and is not subject to the New M&A Rules in accordance with the New M&A Rules and Guidance Manual on Administration of Entry of Foreign Investment issued by the Department of Foreign Investment Administration of the MOFCOM in December 2008.

However, there are substantial uncertainties regarding the interpretation, application and enforcement of these rules, and CSRC has yet to promulgate any written provisions or formally to declare or state whether the overseas listing of a PRC-related company structured similar to ours is subject to the approval of CSRC. Any violation of these rules could result in fines and other penalties on our operations in China, restrictions or limitations on remitting dividends outside of China, and other forms of sanctions that may cause a material and adverse effect to our business, operations and financial conditions.

The New M&A Rules also established additional procedures and requirements that are expected to make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise that owns well-known trademarks or China’s traditional brands. We may grow our business in part by acquiring other businesses. Complying with the requirements of the New M&A Rules in completing this type of transaction could be time-consuming, and any required approval processes, including CSRC approval, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Capital outflow policies in the PRC may hamper our ability to remit income to the United States.

The PRC has adopted currency and capital transfer regulations. These regulations may require that we comply with complex regulations for the movement of capital and as a result we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to the U.S. or to our stockholders.

Our operations and assets in the PRC are subject to significant political and economic uncertainties.

Government policies are subject to rapid change and the government of the PRC may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of the China will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in China remains government-owned. For instance, all lands are state or rural collective economic organizations owned and leased to business entities or individuals through governmental granting of the land use rights. The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. This process may adversely affect our business. The government of China also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in China, could have a material adverse effect on our business, results of operations and financial condition.

Because Chinese law governs almost all of our material agreements, we may not be able to enforce our legal rights within China or elsewhere, which could result in a significant loss of business, business opportunities, or capital.

Chinese law governs almost all of our material agreements. We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of China. The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our current or future agreements could result in a significant loss of business, business opportunities or capital. It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

Substantially all of our assets will be located in the PRC and all of our officers and our present directors reside outside of the United States.  As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, we have been advised that China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and China would permit effective enforcement of criminal penalties of the Federal securities laws.

Imposition of trade barriers and taxes may reduce our ability to do business internationally, and the resulting loss of revenue could harm our profitability.

We may experience barriers to conducting business and trade in our targeted emerging markets in the form of delayed customs clearances, customs duties and tariffs. In addition, we may be subject to repatriation taxes levied upon the exchange of income from local currency into foreign currency, substantial taxes on profits, revenues, assets and payroll, as well as value-added tax. The markets in which we plan to operate may impose onerous and unpredictable duties, tariffs and taxes on our business and products, and there can be no assurance that this will not reduce the level of sales that we achieve in such markets, which would reduce our revenues and profits.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

New labor laws in the PRC may adversely affect our results of operations.

On June 29, 2007, the PRC government promulgated a new labor law, namely, the Labor Contract Law of the PRC, or the New Labor Contract Law, which became effective on January 1, 2008. The New Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires certain terminations be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

We Face Risks Related To Health Epidemics.

Our business could be materially and adversely affected by the effects of H1N1 flu (swine flu), avian flu, severe acute respiratory syndrome or other epidemics or outbreaks. In April 2009, an outbreak of H1N1 flu first occurred in Mexico and quickly spread to other countries, including the U.S. and China. In the last decade, China has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome. Any prolonged occurrence or recurrence of H1N1 flu (swine flu), avian flu, severe acute respiratory syndrome or other adverse public health developments in China may have a material adverse effect on our business and operations. These health epidemics could result in severe travel restrictions and closures that would restrict our ability to ship our products. Potential outbreaks could also lead to temporary closure of our manufacturing facilities, our suppliers’ facilities and/or our end-user customers’ facilities, leading to reduced production, delayed or cancelled orders, and decrease in demand for our products. Any future health epidemic or outbreaks that could disrupt our operations and/or restrict our shipping abilities may have a material adverse effect on our business and results of operations.

Risks Related to Ownership of our Common Stock

Volatility in our common stock price may subject us to securities litigation.

Stock markets, in general, have experienced in recent months, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects.  This increased volatility, coupled with depressed economic conditions, could continue to have a depressing effect on the market price of our common stock.  The following factors, many of which are beyond our control, may influence our stock price:

•	the status of our growth strategy;
•	announcements of technological or competitive developments;
•	regulatory developments in the PRC affecting us, our customers or our competitors;
•
announcements regarding patent or other intellectual property litigation or the issuance of patents to us or our competitors or updates with respect to the enforceability of patents or other intellectual property rights generally in the PRC or internationally;

•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in financial estimates by securities research analysts;
•	changes in the economic performance or market valuations of our competitors;
•	additions or departures of our executive officers;
•	release or expiration of lock-up or other transfer restrictions on our outstanding common stock; and
•	sales or perceived sales of additional shares of our common stock.

In addition, the securities market has, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. Any of these factors could result in large and sudden changes in the volume and trading price of our common stock and could cause our stockholders to incur substantial losses.  In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company.  If we were involved in a class action suit or other securities litigation, it would divert the attention of our senior management, require us to incur significant expense and, whether or not adversely determined, could have a material adverse effect on our business, financial condition, results of operations and prospects.

We do not anticipate paying cash dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends in the foreseeable future on shares of our common stock. Presently, we intend to retain all of our earnings, if any, to finance development and expansion of our business. PRC capital and currency regulations may also limit our ability to pay dividends. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our common stock appreciates.

Your ability to bring an action against us or against our directors and officer, or to enforce a judgment against us or them, will be limited because we conduct substantially all of our operations in the PRC and because the majority of our directors and officers reside outside of the United States.

We are a Delaware holding company and substantially all of our assets are located outside of the United States.  Substantially all of our current operations are conducted in the PRC.  In addition, most of our directors and officers are nationals and residents of countries other than the United States.  A substantial portion of the assets of these persons are located outside the United States.  As a result, it may be difficult for you to effect service of process within the United States upon these persons.  It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States.  In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts.  Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law.  Courts in the PRC may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between the PRC and the country where the judgment is made or on reciprocity between jurisdictions.  The PRC does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States.  In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

Anti-takeover provisions of the Delaware General Corporation Law and some provisions in our certificate of incorporation and bylaws could have a material adverse effect on the rights of holders of our common stock.

We are subject to Section 203 of the Delaware General Corporation Law.  This provision generally prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date the stockholder became an interested stockholder, unless:
•	prior to such date, the board of directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;

•
upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85.0% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding those shares owned by persons who are directors and officers and by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or

•
on or subsequent to such date, the business combination is approved by the Board of Directors and authorized at an annual meeting or special meeting of stockholders and not by written consent, by the affirmative vote of at least 66.7% of the outstanding voting stock that is not owned by the interested stockholder.

Section 203 defines a business combination to include:

•	any merger or consolidation involving the corporation and the interested stockholder;
•	any sale, transfer, pledge or other disposition of 10.0% or more of the assets of the corporation involving the interested stockholder;
•	subject to certain exceptions, any transaction that results in the issuance or transfer by the corporation of any stock of the corporation to the interested stockholder;
•
any transaction involving the corporation that has the effect of increasing the proportionate share of the stock of any class or series of the corporation beneficially owned by the interested stockholder; or

•	the receipt by the interested stockholder of the benefit of any loans, advances, guarantees, pledges or other financial benefits provided by or through the corporation.

In general, Section 203 defines an “interested stockholder” as any entity or person beneficially owning 15.0% or more of the outstanding voting stock of a corporation, or an affiliate or associate of the corporation and was the owner of 15.0% or more of the outstanding voting stock of a corporation at any time within three years prior to the time of determination of interested stockholder status; and any entity or person affiliated with or controlling or controlled by such entity or person.

Anti-takeover provisions of the Delaware General Corporation Law, may make it more difficult to acquire our company or effect a change in control of our company, even if an acquisition or change in control would be in the interest of our stockholders or if an acquisition or change in control would provide our stockholders with a premium for their shares over then current market prices.
Our certificate of incorporation and bylaws contain provisions that could have the effect of discouraging potential acquisition proposals or tender offers or delaying or preventing a change in control of our company, including changes a stockholder might consider favorable. In particular, our certificate of incorporation and bylaws, as applicable, among other things, provide that:

•	our Board of Directors shall have the ability to alter our bylaws without stockholder approval;
•	an advance notice procedure with regard to the nomination of candidates for election as directors and with regard to business to be brought before a meeting of stockholders; and
•	vacancies on our Board of Directors may be filled by a majority of directors in office, although less than a quorum.

Such provisions may have the effect of discouraging a third party from acquiring our company, even if doing so would be beneficial to its stockholders. These provisions are intended to enhance the likelihood of continuity and stability in the composition of our board of directors and in the policies formulated by them, and to discourage some types of transactions that may involve an actual or threatened change in control of our company. These provisions are designed to reduce our vulnerability to an unsolicited acquisition proposal and to discourage some tactics that may be used in proxy fights.

However, these provisions could have the effect of discouraging others from making tender offers for our shares. These provisions also may have the effect of preventing changes in our management.

One of our directors and officers controls a majority of our common stock and his interests may not align with the interests of our other stockholders.

Jinliang Li, our chairman, chief executive officer and president, through CAOPU, a private BVI entity, which Mr. Li controls, beneficially owns in excess of 50.1% of our issued and outstanding common stock.  This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling stockholders.  Furthermore, our directors and officers, as a group, have the ability to significantly influence or control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets.  This concentration of ownership may have the effect of delaying or preventing a change in control of our company which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. In addition, without the consent of Mr. Li or CAOPU Enterprise Limited, we could be prevented from entering into transactions that could be beneficial to us. Mr. Li or CAOPU Enterprise Limited may cause us to take actions that are opposed by other stockholders as his interests may differ from those of other stockholders.

Future issuances of capital stock may depress the trading price of our common stock.

We may issue additional shares of our common stock in the future for a number of reasons, including financing our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions). Any issuance of shares of our common stock (or common stock equivalents) could dilute the interests of our existing stockholders and could substantially decrease the trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock, and impair our ability to raise capital through the sale of additional equity securities.  We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock. .

Our common stock is subject to the U.S. “Penny Stock” Rules, investors who purchase our common stock may have difficulty re-selling their shares of our common stock as the liquidity of the market for our shares may be adversely affected by the impact of the “Penny Stock” Rules.

We believe our common stock is subject to the U.S. “Penny Stock” Rules, investors who purchase our common stock may have difficulty re-selling their shares of our common stock as the liquidity of the market for our shares may be adversely affected by the impact of the “Penny Stock” Rules.  A “Penny Stock” is generally defined by regulations of the U.S. Securities and Exchange Commission ("SEC") as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US$5.00 will not be considered a penny stock if it fits within any of the following exceptions:

(i)	the equity security is listed on a national securities exchange;

(ii)
the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US$5,000,000, or (b) average annual revenue of at least US$6,000,000; or

(iii)	the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least US$2,000,000.

Our common stock does not currently fit into any of the above exceptions.

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock is currently subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

The low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker's commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, our shareholders may pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward-looking statements do not apply to us and as a result we could be subject to legal action.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

The issuance of any of our equity securities pursuant to equity compensation plans we intend to adopt may dilute the value of existing stockholders and may affect the market price of our stock.

In the future, we may issue to our officers, directors, employees and/or other people’s equity based compensation under an equity based compensation plan we intend to adopt to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives could result in an immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002 our business could be harmed and our stock price could decline

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. The SEC extended the date to comply with the attestation requirements for non-accelerated filers, as defined by the SEC. Accordingly, we are subject to the rules requiring an annual assessment of our internal controls and the requirement to provide an attestation of management's assessment by our independent registered public accountants will first apply to our annual report for the 2010 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. The attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

There is no private land ownership in PRC. Land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right,” which is sometimes referred to informally as land ownership.  Land use rights are granted for specific purposes and for limited periods.  Each period may be renewed at the expiration of the initial and any subsequent terms.  Granted land use rights are transferable and may be used as security for borrowings and other obligations.  Generally speaking, there are four primary ways of obtaining land use rights in the PRC:

•	Grant of the right to use land;
•	Assignment of the right to use land;
•	Lease of the right to use land; and
•	Allocated land use rights.

Our executive offices and manufacturing facilities are located in Shandong, China, on approximately 130,000 square meters. We have been issued a Land Use Right Certificate for such property until 2056 by the municipal government of Shandong, which may be renewed upon our application and the municipal governments’ approval.  We currently have land use rights for 18 buildings on such property as listed below. We believe that our existing facilities are well maintained and in good operating condition.

Our land use rights are set forth below:

Land Use Rights through Grants from Land Management Authority

Land Use Right Certificate No.	Address	Area	Usage	Land Nature	Expiration Date
Cao Count, China (2006) No.176	Zhongkou Village, Pulianji Town, Cao County	68,329.32 ㎡	Industrial Land	State-owned land of transfer	October 2056
Cao Count, China (2003) No.80	Zhongkou Village, Pulianji Town	41,572.46㎡	Industrial land	State-owned land of transfer	June 2053
Cao Count, China (2006) No.189	Zhongkou Village, Pulianji Town ,Cao County	98,435.32㎡	Industrial land	State-owned land of transfer	December 2056
Cao Count, China (2001) No.0106	Longhuadian Village, Pulianji Town, Cao County	13,150㎡	Industrial land	State-owned land of transfer	July 2053
Cao Count, China (2001) No. 0105	ZhaocaiyuanVillage, Pulianji Town, Cao County	39,637.04㎡	Industrial land	State-owned land of transfer	March 2051

Premises

Our operating facilities consist of 16 plants located in our existing four industrial parks in Cao County, Shandong Province, PRC. The existing industrial parks have a total area of 200,000 square meters, of which 110,000 square meters consists of buildings that house our production lines, warehouses, executive offices and related business items.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceedings.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES.

Market Prices of Common Stock

Our common stock is traded over-the-counter on the OTCBB under the symbol “CSNH”.  We intend to apply for listing of our common stock on the NASDAQ Capital Market. Our common stock became eligible for quotation on the OTCBB on February 14, 2008. Since such date, there has been extremely limited trading in our common stock.

The following table sets forth the high and low bid prices, on the OTCBB, as reported and summarized by the OTCBB, for each fiscal quarter during the fiscal year ended December 31, 2009 and for the first quarter of 2010.  As of April 14, 2010, the last reported sale price of our common stock was $2.5 per share.

Quarter Ended	High	Low

2010:

First Quarter	$2.2	$0.07
2009:

First Quarter	$0.6	$0.56
Second Quarter	0.56	0.56
Third Quarter	1.06	0.56
Fourth Quarter	1.05	1.01

Stockholders

As of April 14, 2010, there were 32 shareholders of record of our common stock. This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

Dividend Policy

Our board of directors does not intend to declare cash dividends on our common stock for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements”. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities, and (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations. Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.

Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

We are engaged in the business of manufacturing and marketing wood furniture, straw and wicker products, and wood handicraft products.  Our wood furniture products include items such as coffee tables, cabinets, bed frames, stools.  Our straw and wicker products include items such as wicker baskets, bottle holders and planters.  Our wood handicraft products include items such as decorative boxes, wood baskets and various storage cabinets.

We produce over 20,000 different products which are sold in more than thirty countries and places, including the PRC, United States, Germany, England, Holland, Italy, Sweden, Japan, Canada, Denmark, Hong Kong, and Taiwan. Our products are sold through well known retailers such as Trade Point A/S Direct Container, Zara-Home, Habitat UK Ltd., ABM Group Inc., and Fuji Boeki Co. Ltd.  We believe that our products offer competitive prices and high quality.

Our operations are conducted in the PRC through our subsidiary, Shandong Caopu Arts & Crafts Co., Ltd.  For the 2009 fiscal year, we generated sales and net income of approximately $59.5 million, and $10.0 million respectively, and for the 2008 fiscal year we generated sales and net income of approximately $42.2 million and $5.7 million, respectively.

For fiscal year 2009, sales of our wood furniture products, straw-wicker products and handicraft products accounted for $30 million, $29 million and $1 million, respectively, and for fiscal 2008, $21 million, $22 million and $1 million respectively.

Our straw and wicker products as well as our wood handicraft products are high margin products as such products generally are manufactured by local persons in their homes, the raw material costs are low and the production of such products does not require advanced technology.

Based upon our perceived and historical growing demand for our wood furniture product and the changing demographics of the wood furniture industry, we believe we have a unique opportunity to substantially increase our revenues, net income and gross margins by not only expanding the manufacturing capacity of our existing wood furniture business but also producing different types of wood furniture products that we believe there is a large and increasing international demand for.

As a result, while we intend to continue manufacturing and sell our straw, wicker and handicraft products, we intend to devote substantial financial and other resources on our wood furniture products by not only producing new products but also increasing our current manufacturing capacity by renovating and upgrading our current production facilities.

Important Factors Affecting our Results of Operations

We believe significant factors that could affect our operating results are the (i) cost of raw materials, (ii) prices of our products to our international retailers and wholesalers and their markup to the end users, (iii) consumer acceptance of our new wood furniture line, and (iv) general economic conditions in China and global markets.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

(All amounts in thousands of U.S. dollars, except for the percentages)

Statements of Operations	For the year ended December 31, 2009		For the year ended December 31, 2008
	USD	% of Revenue	USD	% of Revenue
Revenues	$59,549,572	-%	$42,197,393	-%
Cost of Sales	$(42,186,937)	71%	$(31,570,829)	75%
Gross profit	$17,362,635	29%	$10,626,565	25%
Operating expenses	$2,797,647	4%	$2,553,694	6%
Income from operations	$14,564,988	25%	$8,072,871	19%
Other expense	$(1,161,581)	2%	$(356,959)	1%
Net income before income taxes	$13,403,408	23%	$7,715,912	18%
Net income	$9,987,430	17%	$5,761,994	14%

Comparison of the fiscal year ended December 31, 2009 and fiscal year ended December 31, 2008

Revenues

Our revenues consist of the sale price our products are sold at less returns and allowances.  As we do not currently have our own sales force, we sell our products directly to non-related retailers and wholesalers (such as IKEA Group) who then sell such products to the ultimate end users. To date, returns and allowances have been virtually non-existent and as such have had no material effect on our revenues.

Revenue for the fiscal year ended December 31, 2009 was approximately $60 million, increasing by approximately $18 million, or 41%, from approximately $42 million for the comparable period in 2008. During 2009, our main products, straw-wicker, wood furniture and handicraft products, generated sales of approximately $29 million, $30 million, and $1million, respectively, approximately 48%, 50% and 2% of our total revenues during the 2009 fiscal year. Sales of our straw-wicker, wood furniture and handicraft products contributed $22 million, $21million and $1 million, respectively, in the revenues of 2008, approximately 50%, 48%, and 2%, respectively, of our total revenues in such period.

The increase in our revenues in 2009 compared to 2008 was primarily attributable to the increase in our new clients and the improvement in quality and design of our existing products based upon our clients’ demands and suggestions. We also believe the increase in our revenues during 2009 is a result of the increase in consumer spending as a whole due to the recovery of  global economic conditions. In addition, the international export commodities trade fair assists us to obtain more new clients. We also continue to receive orders from the previous clients due to our continuous effort on developing new products to meet the needs  in the  global  markets.

Cost of Goods Sold

Our cost of goods sold consists of salaries for employees involved in the production of our products, the cost of raw materials and an allocation of our manufacturing facilities overhead used to manufacture our products. Cost of goods sold for the fiscal year ended December 31, 2009 was approximately $42 million, an increase of approximately $10 million, or approximately 34%, from approximately $32 million for the comparable period in 2008. Such increase was due to the increase of our sales and a decrease of the price of the main raw material used by us in making our wood products called Poplar which dropped approximately 26% from RMB 1,150/cubic meter to RMB850/cubic meter during 2009.

Gross profit

Our gross profit is obtained based upon our total revenues minus our cost of goods sold for a particular period. Gross profit for the fiscal year ended December 31, 2009 was approximately $17.4 million, an increase of approximately $7 million or 63% compared to approximately $10.6 million for the comparable period in 2008. This was primarily attributable to increased revenues and decreased costs that the price of the main raw material, Poplar as mention above.

Selling and marketing expenses

Generally, our selling and marketing expenses consist of the local transportation costs of delivering our products to ports in Qingdao City, Shandong Province, from which our products are then shipped to the retailers and wholesalers who purchase our products internationally. Substantially all the costs of shipping our products internationally to such retailers and wholesalers are borne by the retailers and wholesalers. Our selling and marketing costs also include costs incurred by us to market and show our products internationally at trade shows and similar industry exhibitions. Such costs include the costs to set up exhibition booths for our products, transportation costs to bring our products and representatives to the trade shows and exhibitions, and similar related costs and expenses.

Our selling and marketing expenses for the fiscal year ended December 31, 2009 was approximately $0.83 million, an increase of approximately $0.14 million or 21% compared to approximately $0.69 for the comparable period in 2008. Such increase resulted from transportation fee, port incidental charges and trade inspection fee, which increased along with the revenue.

General and administrative expenses

Our general and administrative expenses are principally comprised of 3 items including salaries of our employees not involved in the actual manufacturing of our products, such as our executive officers and internal accounting and book keeping personnel; depreciation of our fixed assets such as our manufacturing facilities, offices and warehouses as well as certain expenses such as land use rights granted to us by PRC government agencies; and insurance payments paid by us to the PRC government to cover such items as disability, retirement and medical benefits for our employees.

Our general and administrative expenses for the fiscal year ended December 31, 2009 was approximately $1.97 million, an increase of approximately $0.1 million or 5% compared to approximately $1.87 million for the comparable period in 2008. Such increase in expenses resulted from an increase in legal, professional and audit fees attributable to becoming and maintaining publicly traded reporting status in the United States of America.

We expect our general and administrative expenses to increase in 2010 and thereon as a result of the increase in professional fees in connection with being a publicly reporting company in the United States of America.

Our research and development expenditures, which were included in general and administrative expenses, totaled approximately $0.5 million in 2009, an increase of approximately $0.1 million, or 25% as compared to approximately $ 0.4 million in 2008. The increase was due to our growing investment in research and development of new products, including our proposed new furniture line. We expect our research and development expenditures to increase as we attempt to diversify our product lines in the future.

Interest expense

Interest expense for the fiscal year ended December 31, 2009 was $753,093, an increase of $1,227 or 0.2% compared to $751,865 for the comparable period in 2008. Although total amount of debt decreased from 2008 to 2009, two particular notes payable to local banks in 2008 that carried low interest rates were paid off in 2009. In addition, short-term borrowings in 2009, that carried higher interest rates, increased in 2009 compared to 2008.

Other Income

Other income for the fiscal year ended December 31, 2009 was $202,851, a decrease of $164,248 or 45% compared to $367,099 for the comparable period in 2008. The decrease is attributable to the subsidy income earned from the government’s tax incentive fund during 2009 was less than the income generated from sources outside our normal business operations during 2008.

Income Tax Expense

Income tax expense for the fiscal year ended December 31, 2009 and 2008 was approximately $3.42 million and approximately $1.95 million, respectively, an increase of approximately $1.46 million or 74.8% for fiscal year 2009 compared to fiscal year 2008, which was primarily attributable to the increase in our taxable profits in 2009. The income taxes are based on a statutory 25% effective tax rate in both years.

Net income

Net income for fiscal 2009 was approximately $10.0 million, an increase of $4.24 million, or 73.6% as compared to $5.76 million in 2008. Net income as a percentage of our sales revenues increased 3.1% in 2009 from 13.7% in fiscal 2008. The increase was primarily attributable to the increase in sales during 2009.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Years Ended December 31,
	2009*	2008*
	(Consolidated, audited)	(Consolidated, audited)
Net cash provided by (used in) operating activities	$9,066,819	$(940,455)
Net cash provided by (used in) investing activities	$(8,053,319)	$(899,781)
Net cash provided by (used in) financing activities	$(523,509)	$2,858,907
Net cash inflow (outflow)	$433,842	$1,175,421

* The above financial data have been derived from our audited consolidated financial statements for the years ended December 31, 2009 and 2008.

Operating Activities

Net cash provided by (used in) operating activities

Net cash provided by operating activities was approximately $9 million for the year ended December 31, 2009, compared to net cash of approximately $1 million used in operations for the year ended December 31, 2008, an increase of approximately $8 million, which was due to the increase in net income as a result of increased new customer base. In addition, we shortened our customers’ credit limits to increase the turnover of trade accounts receivable, inventories and other receivables. We are subject to the regulations of the PRC which restricts the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy future obligations which may be incurred outside the PRC, if applicable.

Investing Activities

Cash used in investing activities mainly consists of capital expenditures, expenditures for property, plant, and equipment, and additions to construction in progress.

Net cash used in investing activities was approximately $8 million for the year ended December 31, 2009, an increase in cash outflow of approximately $7.1 million during 2009 from approximately $0.9 million for the comparable period in 2008, which was primarily attributable to the expansion and improvement of our current facilities, including construction in progress, in order to fulfill the demand of increasing orders. We incurred $1,121,964 in expenditures for property, plant and equipment in 2009 compared to $1,094,614 in such expenditures in 2008, increasing by $27,350 in 2009. We also had $6,931,355 incurred in construction in progress in 2009 compared to the decrease by $125,685 in such expenditures in 2008. In 2008, we paid dividends of $224,755 to our shareholders and disposed property, plant and equipment that generated proceeds of $293,904. We had no such activities in 2009.

Our ability to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of our Chinese operating subsidiary. A majority of our revenue being earned and currency received are denominated in RMB, which is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars. Accordingly, our subsidiaries’ funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

Financing Activities

Net cash (used) in financing activities was approximately ($0.5) million for the year ended December 31, 2009, compared to net cash provided by financial activities of approximately $2.9 million for the same period in 2008. The difference was primarily attributable to the repayment of approximately $2.6 million in notes payables to banks in 2009 compared to approximately $4.9 million in 2008. We had proceeds of short-term borrowings of approximately $5.8 million in 2009 compared to approximately $1.8 million in 2008. In 2008, we had proceeds from borrowing on notes payable of approximately $6.4 million and principal repayments to short term borrowings of $360,969. In 2009, we had $3.7 million in repayments of short-term borrowings. We had no borrowings of notes payable in 2009, rather we only had proceeds from short-term borrowings, a different classification between the two but essentially similar in nature.

Based upon our present plans, we believe that cash on hand, cash flow from operations and funds available to us through financing will be sufficient to fund our capital needs for at least the next 12 months.  We expect that our primary sources of funding for our operations for the upcoming 12 months and thereafter will result from our cash flow from operations to fund our operations during the upcoming 12 months and thereafter, in addition to the proposed equity financing.  However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, consolidated results of operations and financial condition.

Loan Facilities

We believe that we currently maintain a good business relationship with our bank loans.  As of December 31, 2009, our outstanding bank loans that were classified as short term borrowings on the accompanying consolidated balance sheet were as follows:

(All Amounts in U.S. Dollars)

Name	Amount	Expiration Date
Bank of China, Cao County Branch	$219,677	11/17/2010
Bank of China, Cao County Branch	$585,805	1/17/2010
Bank of China, Cao County Branch	$234,321	4/15/2010
Bank of China, Cao County Branch	$512,580	10/21/2010
Bank of China, Cao County Branch	$439,351	9/21/2010
Bank of China, Cao County Branch	$351,484	4/21/2010
Bank of China, Cao County Branch	$439,351	1/22/2010
Bank of China, Cao County Branch	$292,903	2/17/2010
Bank of China, Cao County Branch	$439,351	3/05/2010
Laishang Bank (AKA Commercial Bank (Heze Branch)	$1,171,612	7/20/2010
Laishang Bank (AKA Commercial Bank (Heze Branch)	$439,351	12/07/2010
Laishang Bank (AKA Commercial Bank (Heze Branch)	$2,196,772	4/29/2010
Laishang Bank (AKA Commercial Bank (Heze Branch)	$732,257	8/31/2010

Total	$8,054,831

We anticipate rollovers of all current facilities coming due in the 2010 fiscal year and do not foresee a squeeze on the availability of credit to fund our operations and meet our growth objectives.

Capital Expenditures

We believe that substantially all of our capital expenditures going forward will be related to our furniture business as we diversify our product base, build component manufacturing facilities and renovate our existing manufacturing facilities.

We believe that our existing cash, cash equivalents and cash flows from operations, and our credit lines will be sufficient to meet our anticipated cash needs over the next 12 months. We will, however, require substantial additional cash resources to implement the balance of our growth strategy discussed elsewhere, including any acquisitions we may decide to pursue.

We intend to expand our operations as quickly as reasonably practicable to capitalize on our perceived demand for our wood furniture products. Our expansion plans will be implemented in phases based upon the availability of funds. Such expansion plans include establishing 2 new production lines to manufacture new products as well as increasing our existing production capacity by upgrading and renovating our existing facilities.

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and private financing.

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable and accounts payable. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Critical Accounting Policies

We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the amounts reported in our combined and consolidated financial statements and related notes.  We periodically evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.  Some of our accounting policies require higher degrees of judgment than others in their application.  We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements.

Revenue recognition

Our revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers, after allowances for returns and discounts and the value of services rendered. Revenue is recognized when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.

Accounts Receivable

Most of our sales were conducted on pre-payment or COD basis.  However, during the normal course of business, we extend to some of our customers interest-free, unsecured credit for a term of 90 days depending on a customer’s credit history, as well as local market practices.  We reviewed our accounts receivables quarterly and determined the amount of allowances, if any, necessary for doubtful accounts. Historically, we have not had any material bad debt write-offs and, however, we provide an arbitrary reserve amount for possible bad debts based upon 5% of the accounts receivable balances per year. Rather, we review our accounts receivable balances to determine whether specific reserves are required due to such issues as disputed balances with distributors, declines in distributors’ credit worthiness, or unpaid balances exceeding agreed-upon terms. Based upon the results of these reviews, we determine whether a specific provision should be made to provide a reserve for possible bad debt write-offs. We determined that no additional bad debt write offs were necessary or required in 2009 or 2008.

As of December 31, 2009 and 2008, we had outstanding gross accounts receivables totaling approximately $7.3 million and approximately $6.7 million, respectively, and allowance for bad debts of $370,582 and $333,656, respectively. We believe that these outstanding amounts will be collected pursuant to the terms, conditions, and within the time frames agreed upon between our customers.  During the reported periods, we did not experience any material problems relating to distributor payments and had no specific additional bad debt write-offs. In terms of our liquidity, we reflect the extended interest-free unsecured credit in our cash flows for the reported periods. Therefore, we anticipate no changes from past cash flow patterns.

Inventories

We state inventories, consisting of work in process, raw materials and packaging materials, at the lower of cost or market. Cost is determined on a first in first out basis which includes an appropriate share of production overheads based on normal operating capacity and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. Work in progress includes direct materials, direct production cost and an allocated portion of production overhead. Our accounting for inventory is described in Note 2 to our Notes to Consolidated Financial Statements for December 31, 2009 included elsewhere in this annual report. We evaluate inventory periodically for possible obsolescence of our raw materials to determine if a provision for obsolescence is necessary. Our estimates for determining the provision for obsolescence may be affected by technological changes and developments to our product offerings and changes in governmental regulations.

As of December 31, 2009 and 2008, we had inventory balance of approximately $17.5 million and $17.3 million, respectively.

Recently Issued Accounting Standards

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our consolidated financial statements or disclosures as a result of implementing the Codification during the fiscal year ended December 31, 2009.

As a result of our implementation of the Codification during the fiscal year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by us. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact our consolidated financial statements. We evaluated for subsequent events through the issuance date of our consolidated financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact our consolidated financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. We implemented SFAS No. 160 at the start of fiscal 2009 and no longer record an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. The adoption of SFAS No. 160 did not have any other material impact on our consolidated financial statements.

Consolidation of Variable Interest Entities — Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. We will adopt SFAS No. 167 in fiscal 2010 and do not anticipate any material impact on our consolidated financial statements.

Seasonality

Our operating results and cash flows historically have not been subject to seasonal variations.  Although we do not currently anticipate any changes, this pattern may change, however, as a result of new market opportunities or new product introductions.

Off-Balance Sheet Arrangements

We have not entered into, nor do we expect to enter into, any off-balance sheet arrangements.  We also have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties.  In addition, we have not entered into any derivative contracts that are indexed to our equity interests and classified as shareholders’ equity.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item can be found following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A (T) Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2009 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)  provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal control over financial reporting was effective as December 31, 2009 at the reasonable assurance level.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.  Accordingly, our internal controls and procedures are designed to provide reasonable assurance of achieving their objectives.

Changes in Internal Control over Financial Reporting

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

ITEM 9B OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our directors and executive officers.

Name	Age	Position
Mr. Jinliang Li	51	Chief Executive Officer and Director
Mr. Jiawei Li	28	Director and Chief Marketing Manager of Shandong
Ms. Yuhong Lei	33	Chief Financial Officer
Ms. Aihua Li	47	General Counsel and Corporate Secretary
Mr. Zhiyu Wang	47	Chief Financial Officer of Shandong

The business experience for the past five years (and, in some instances, for prior years) of each of our executive officers and directors is as follows:

Jinliang Li, became our Chief Executive Officer (“CEO”) and a director in November 2009.  Since August 2000, Mr. Li has served, and he continues to serve, as the President and General Manager of Shandong.  From 1981 to August 2000, he served as a manager of Shandong.  Mr. Li has 30 years experience in sales and production of handicrafts and furniture.  In addition, from January 2008 to present, Mr. Li served as a member of National People’s Congress of Shandong Province, Executive director of the National Association of township entrepreneurs, Executive director of the National Association of Young Entrepreneurs, Executive director of National Furniture Association, and Chairman of Heze City Import Association.  Mr. Li graduated from Shandong Agricultural University in 2006.

Jiawei Li, became a director in November 2009.  Mr. Li joined Shandong in 2006, and he has served, and continues to serve, as the Chief Marketing Manager of Shandong since then.   Mr. Li graduated from Peking University Founder Technology College in 2006 where he received a degree in computer network technology.  Mr. Jinliang Li, our Chief Executive Officer and a director, is the father of Mr. Jiawei Li.

Yuhong Lei, became our Chief Financial Officer (“CFO”) on March 30, 2010.  Prior to her appointment as our CFO, Ms. Lei was a Senior Financial Analyst with J&R Investment Service Limited commencing in 2009, where her responsibilities included monitoring financial markets on behalf of J&R’s senior management.  From 2008 to 2009, Ms. Lei acted as a Financial Analyst with Linear Capital Asia Limited, where she provided consulting services to the firm’s clients.  From 2003 to 2006, Ms. Lei was a Business Analyst with PetroChina Jiangxi Region Sales Company, where she provided business analysis to the company’s sales and marketing division.  Ms. Lei received a MBA from the University of Bradford in 2007 and a BA in Insurance from Liaoning University in 1999.  Ms. Lei is a candidate for the Level 3 exam given by the CFA Institute.

Aihua Li, became our General Counsel and Corporate Secretary in March 2010. From 2005 to 2009, Ms. Li served as a general counsel for various private and public companies. Ms. Li is the founder and senior partner of Shandong Dingjian Law Office, and has practicing law in China for approximately 17 years.  Ms. Li is a part-time law professor in Heze University, serves as a member of Chinese People’s Political Consultative Conference of Heze City, and has been working as the chief general counsel for China Council of the Promotion for International Trade, Heze Branch since 2006. Ms. Li is also the vice director of Heze Lawyer Association Foreign Trade Department. Ms. Li received a master of law degree from Peking University in 2003.

Zhiyu Wang, became our Chief Financial Officer in November 2009.  Mr. Wang joined Shandong in 1986 and served as its Financial Manager and since August 2000, he has served, and continues to serve, as Shandong’s Chief Financial Officer. He has over 20-years of experience in finance management. Mr. Wang received his accountant certificate in 1978. Mr. Wang is responsible for our financial operation and accounting treatment.  Mr. Zhiyu Wang resigned as our Chief Financial Officer on March 30, 2010, but will continue to be the Chief Financial Officer for Shandong Caopu Arts & Crafts, Inc.

All of our directors hold their positions on the board until our next annual meeting of the shareholders and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

 Board Committees

We intend to establish the following committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Members will serve on these committees until their resignation or until otherwise determined by our Board of Directors.

Family Relationships

Mr. Jinliang Li, our Chief Executive Officer and a director, is the father of Mr. Jiawei Li, one of our directors. Other than such relationship, there are no other family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The following Summary Compensation Table shows the compensation awarded to or earned by our Chief Executive Officer and other two most highly-compensated executive officers for fiscal 2009 and 2008. Also shown is the compensation awarded to or earned by our former President and Chief Executive Officer due to the fact that he held such positions during a portion of fiscal 2009. The persons listed in the following Summary Compensation Table are referred to herein as the “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Timothy Lightman	2009	-0-	-0-	-0-	-0-
(former President CEO and Director)(1)	2008	1,000	-0-	-0-	1000
Jinliang Li	2009	12,302	-0-	-0-	12,302
(CEO and Director) (2)	2008	12,302	-0-	-0-	12,302

(1) Mr. Lightman resigned as a president, CEO and Director, effective November 5, 2009.
(2) Mr. Jinliang Li was appointed our Chief Executive Officer and Director on November 5, 2009, Mr. Li’s base salary is RMB 7,000/month, or RMB 84,000 per annum year.  Compensation for 208 and 2009 includes compensation earned as Chief Executive of the operating company prior to the reverse merger in November 2009.

Compensation Discussion and Analysis

It is intended that each member of our board of directors who is not our employee (a “non-employee director”) will receive an annual retainer in cash and/or shares of common stock as determined by our board of directors and all directors will be reimbursed for costs and expenses related to attendance at meetings of the board of directors.

Our employee directors will not receive any additional compensation for serving on our board of directors or any committee of our board of directors, and our non-employee directors will not receive any compensation from us for their roles as directors other than the retainer, attendance fees and stock option grants described above.

It is not uncommon for PRC private companies in China to have base salaries as the sole form of compensation.  The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual.  The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

As discussed above, we also have formed a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee are independent directors.

Director Compensation

During the fiscal year ended December 31, 2009, we did not pay our directors compensation for their service on our Board of Directors.

Indemnification of Officers and Directors

Our amended certificate of incorporation limits the personal liability of directors for breach of fiduciary duty to the maximum extent permitted by the General Corporation Law of the State of Delaware, referred to herein as the “DGCL”. Our amended certificate of incorporation provides that no director will have personal liability to us or to our stockholders for monetary damages for breach of fiduciary duty or other duty as a director. However, these provisions do not eliminate or limit the liability of any of our directors for any of the following:

•	any breach of their duty of loyalty to us or our stockholders;
•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
•	voting or assenting to unlawful payments of dividends or other distributions; or
•	any transaction from which the director derived an improper personal benefit.

Any amendment to or repeal of these provisions will not eliminate or reduce the effect of these provisions in respect of any act or failure to act, or any cause of action, suit or claim that would accrue or arise prior to any amendment or repeal or adoption of an inconsistent provision. If the DGCL is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited in accordance with the DGCL.

In addition, our amended certificate of incorporation provides that we must indemnify our directors and officers and we must advance expenses, including attorneys’ fees, to our directors and officers in connection with legal proceedings, subject to very limited exceptions.

Employment Agreements

Tianwei International Limited, our wholly owned subsidiary, entered into an employment agreement with Jinliang Li on August 15, 2009, pursuant to which Mr. Jinliang Li was hired as the chairman of Tianwei International Limited and received an annual salary of $12,302 per year in 2009.  Shandong entered into an employment agreement with each of Jiawei Li, Zhiqiang Zhong, Zhiyu Wang, pursuant to which such persons were employed by Shandong as its marketing manager, production manager and chief financial officer, respectively. Messrs. Jiawei Li, Zhong and Wang received an annual salary of $5,273per year, pursuant to such employment agreements.   All such employment agreements are “at-will” agreements.

In March 2010, Mr. Zhiyu Wang resigned as the CFO for China Shandong Industries, but will continue to serve as the CFO of Shandong.

We entered into an employment agreement with Ms. Yuhong Lei on March 30, 2010, pursuant to which Ms. Lei was hired as our CFO and would receive an annual salary of RMB 360,000, or approximately $52,738.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of April 14, 2010 with respect to the beneficial ownership of our common stock by (i) each of our directors and named executive officers, (ii) all of our directors and executive officers as a group, and (iii) each person, or group of affiliated persons, known to us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

The table below lists the number of shares of our common stock and percentage of shares beneficially owned based on 25,725,000 shares of our common stock issued and outstanding as of April 14, 2010.

For purposes of the table below, we treat shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after April 14, 2010 to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of the person, but we do not treat the shares as outstanding for the purpose of computing the percentage ownership of any other stockholder.

Except as otherwise set forth below, the address of each of the persons or entities listed in the table is c/o China Shandong Industries, Inc., No. 2888 Qinghe Road, Development Zone Cao County, Shandong Province, 274400 China.

	Shares Beneficially Owned
Name	Number	Percentage

Named Executive Officers and Directors:

Jinliang Li (Director and CEO) (1)	22,226,400	86.4%

Jiawei Li (Director) (1)	1,080,450	4.2%

Yuhong Lei (CFO)	20,000	* %

Aihua Li (General Counsel and Corporate Secretary)	0	0%

Zhiyu Wang (CFO of Shandong)	1,106,175	4.3%

All executive officers and directors as a group (5 persons)	24,413,025	86.4%

5% Stockholders:
CAOPU Enterprise Limited (1) Mill Mall, Suite 6, Wickhams Cay 1 PO Box 3085, Road Town Tortola, British Virgin Islands	22,226,400	86.4%

* Less than one percent

(1) Includes 22,226,400 shares of our common stock owned by CAOPU Enterprise Limited.  CAOPU Enterprise Limited acquired such shares pursuant to the Stock Exchange and Reorganization Agreement dated as of October 22, 2009.  Mr. Jinliang Li is the sole shareholder of CAOPU Enterprise Limited and may be deemed to beneficially own the shares of common stock owned by CAOPU. Such number of shares also includes 1,080, 450 shares of our common stock owned by Jiawei Li, the son of Mr. Jinliang Li, and 8,026,200 shares of our common stock owned by other eight (8) persons (including, but not limited to, Zhiyu Wang, the CFO of Shandong) pursuant to agreements between CAOPU Enterprise Limited and each of such persons as described elsewhere herein. Although Mr. Li has no pecuniary interest in such 9,106,650 shares of our common stock beneficially owned by such 9 minority shareholders, by reason of Mr. Li’s sole ownership of CAOPU Enterprise Limited. Mr. Li has sole voting and dispositive power over such 9,106,650 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

We intend to appoint three independent directors as required by Rule 5605(a)(2) of the NASDAQ Capital Market.

Transactions with Related Parties

Our founder, Timothy Lightman, purchased 14,775,000 shares of our common stock, upon our formation, for an aggregate price of $98.50, and on November 6, 2009, he cancelled 13,125,000 shares of our common stock and acquired all of our assets related to our prior business and assumed all of our liabilities.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On January 14, 2010, the Board appointed Bongiovanni & Associates, C.P.A. (“B&A”) as our independent auditor to audit our financial statements for the fiscal year ended December 31, 2009. From December 23, 2008 to January 14, 2010, B&A was the independent auditor for Shandong Arts & Crafts Co., Ltd, our wholly owned subsidiary. Prior to January 14, 2010, Li & Company, PC (“Li & Co”) had served as our independent auditor since 2007.

Audit Fees

The aggregate fees billed for professional services rendered by Li & Co for the audit of our annual financial statements for the fiscal year ended December 31, 2009 and December 31, 2008 were $11,000and $13,500, respectively.

The aggregate fees billed for professional services rendered by B&A for the audit of our annual financial statements for the fiscal year ended December 31, 2009 and December 31, 2008 were $75,000 and $37,500, respectively.

Audit-Related Fees

During the fiscal year ended December 31, 2009 and December 31, 2008, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

The aggregate fees billed for professional services rendered by Li & Co for the tax compliance for the fiscal years ended December 31, 2009 and December 31, 2008 were $750 and $750, respectively.

The aggregate fees billed for professional services rendered by B&A for the tax compliance for the fiscal years ended December 31, 2009 and December 31, 2008 were $4,000 and $0, respectively.

All Other Fees

During the fiscal years ended December 31, 2009 and December 31, 2008 there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee.  However, our board of directors has approved the services described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(A)	Financial Statements
See index to Financial Statements on Page F-1.

(B) Exhibits.

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation. (1)

3.1(a)	Certificate of Amendment of Certificate of Incorporation. (2)

3.2	Bylaws (1)

10.1	Stock Exchange and Reorganization Agreement dated October 22, 2009. (3)

10. 2	Form of Share Holding Agreement, dated September 14, 2009, between us and each of nine other shareholders.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to registration statement on Form SB-2 filed with the SEC on November 28, 2007.
(2) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2010.
(3) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 12, 2009.

(C) Financial Statement Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA SHANDONG INDUSTRIES, INC.
April 15, 2010
	By:	/s/Jinliang Li
Jinliang Li, Chief Executive Officer
(Principal Executive Officer)

	By :	/s/ Yuhong Lei
Yuhong Lei, CFO
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Signature	Date	Capacities

Jinlang Li	/s/ Jinliang Li	April 15, 2010	Director and CEO

Yuhong Lei	/s/ Yuhong Lei	April 15, 2010	CFO

Jiawei Li	/s/ Jiawei Li	April 15, 2010	Director

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)

Audited Consolidated Financial Statements
For The Years Ended December 31, 2009 And 2008

(With Report of Independent Registered Public Accounting Firm Thereon)

Index to Audited Consolidated Financial Statements

Pages

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Income and Comprehensive Income	F-3

Consolidated Statement of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-4

Notes to Audited Consolidated Financial Statements	F-6 – F-18

BONGIOVANNI & ASSOCIATES, C.P.A.’s
19720 Jetton Road, 3rd Floor
Cornelius, North Carolina 28031 (USA)

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
China Shandong Industries, Inc. (FKA Mobile Presence Technologies, Inc.)

We have audited the accompanying consolidated balance sheets of China Shandong Industries, Inc. and it wholly owned subsidiaries (FKA Mobile Presence Technologies, Inc.) (“The Company”) as of December 31, 2009 and 2008, and the consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Shandong Industries, Inc. and its wholly owned subsidiaries (FKA Mobile Presence Technologies, Inc.) as of December 31, 2009 and 2008, and the consolidated results of its operations and its consolidated cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Bongiovanni & Associates

Bongiovanni & Associates
Certified Public Accountants
Cornelius, North Carolina
The United States of America
January 22, 2010, except for Note 19,
for which the date is April 13, 2010

China Shandong Industries, Inc. and Subsidiaries (FKA Mobile Presence Technologies, Inc.) Consolidated Balance Sheets As of December 31, 2009 and 2008

ASSETS	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$2,185,839	$1,751,997
Trade accounts receivable	6,948,326	6,339,459
Inventories	17,527,584	17,336,566
Prepaid expenses	375,493	107,128
Deposits	767,204	-
Other receivables	295,752	22,499
TOTAL CURRENT ASSETS	$28,100,198	$25,557,649

FIXED ASSETS
Property, plant, and equipment	10,755,341	10,374,947
Accumulated depreciation	(3,331,407)	(2,453,851)
NET FIXED ASSETS	$7,423,934	$7,921,096

OTHER ASSETS
Construction in progress	6,940,632	6,372
TOTAL OTHER ASSETS	$6,940,632	$6,372

TOTAL ASSETS	$42,464,764	$33,485,117

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings	$8,054,831	$5,946,962
Current portion of notes payable	-	2,638,136
Accounts payable	240,289	362,549
Other payables and accrued liabilities	731,330	1,118,408
Deposits received in advance	56,849	160,074
Taxes payable	643,476	266,907
TOTAL CURRENT LIABILITIES	$9,726,775	$10,493,036

TOTAL LIABILITIES	$9,726,775	$10,493,036

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, 5,000,000 authorized, none issued and outstanding)	$-	$-
Common stock ($.0001 par value, 100,000,000 authorized, 25,725,000 issued and outstanding)	2,573	2,573
Additional paid in capital	7,797,427	7,797,427
Statutory and discretionary surplus reserve	3,608,243	3,608,243
Accumulated other comprehensive income (loss)	(25,022)	216,500
Retained earnings	21,354,768	11,367,338
TOTAL STOCKHOLDERS' EQUITY	$32,737,989	$22,992,081

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,464,764	$33,485,117

See accompanying notes to these consolidated financial statements and auditors' report.

China Shandong Industries, Inc. and Subsidiaries (FKA Mobile Presence Technologies, Inc.) Consolidated Statements of Income and Comprehensive Income For the years ended December 31, 2009 and 2008

	2009	2008

Revenues
Sales	$59,549,572	$42,197,393
Cost of sales	42,186,937	31,570,829
Gross profits	17,362,635	10,626,565

Operating expenses
Selling and marketing	$831,245	$686,104
General and administrative	1,966,402	1,867,589
Total Operating Expenses	2,797,647	2,553,694

Income from continuing operations	14,564,988	8,072,871

Other income (expenses)
Finance income (costs)	$(753,093)	$(751,865)
Other income	202,851	367,099
Non-operating income (expense)	(611,339)	27,807
Total other income (expense)	(1,161,580)	(356,959)

Income from operations before income taxes	13,403,408	7,715,912

Income taxes	(3,415,978)	(1,953,918)

Net income	9,987,430	5,761,994

Other comprehensive income
Foreign currency translation adjustment	(241,552)	746,119

Comprehensive income	$9,745,878	$6,508,112

See accompanying notes to these consolidated financial statements and auditors' report.

China Shandong Industries, Inc. and Subsidiaries (FKA Mobile Presence Technologies, Inc.) Consolidated Statements of Cash Flows For the years ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	9,987,430	5,761,994
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	813,394	661,993
Loss on disposal of property, plant and equipment	626,258	-
Changes in operating assets and liabilities:
Trade accounts receivable	(613,437)	(1,576,587)
Prepaid expenses	(268,063)	520,539
Inventories	(204,136)	(6,440,180)
Other receivables	(274,030)	182,387
Deposits	(767,204)	-
Accounts payable	(121,932)	(493,591)
Taxes payable	376,615	592,864
Other payables and accrued liabilities	(385,017)	(303,540)
Deposits received in advance	(103,060)	153,666
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,066,819	(940,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividend distribution	-	(224,755)
Disposals of property, plant, and equipment	-	293,904
Expenditures for property, plant, and equipment	(1,121,964)	(1,094,614)
Additions to construction in progress	(6,931,355)	125,685
NET CASH (USED IN) INVESTING ACTIVITIES	(8,053,319)	(899,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of short term borrowings	(3,676,471)	(360,969)
Proceeds from short term borrowings	5,787,983	1,754,245
Borrowings of notes payable	-	6,359,126
Repayments of notes payable	(2,635,020)	(4,893,495)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(523,508)	2,858,907

Foreign currency adjustment	(56,149)	156,750

NET INCREASE IN CASH AND CASH EQUIVALENTS	433,843	1,175,421

CASH AND CASH EQUIVALENTS:
Beginning of year	1,751,997	576,575

End of year	$2,185,839	$1,751,997

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$621,619	$566,289
Taxes	$3,415,978	$1,953,918

See accompanying notes to these consolidated financial statements and auditors' report.

China Shandong Industries, Inc. and Subsidiaries (FKA Mobile Presence Technologies, Inc.) Consolidated Statement of Stockholders' Equity For the years ended December 31, 2009 and 2008

	Common Stock		Preferred Stock		Additional Paid in	Discretionary Surplus	Other Comprehensive	Retained	Total Stockholders'
	(Shares)	(Amount)	(Shares)	(Amount)	Capital	Reserve	Income (loss)	Earnings	Equity

Balances as of January 1, 2008	25,725,000	$2,573	-	$0	$7,797,427	$3,608,243	$(529,618)	$5,605,344	$16,483,969

Net income for the year ended December 31, 2008	-	-	-	-	-	-	-	5,761,994	5,761,994

Foreign currency translation gain for 2008	-	-	-	-	-	-	746,118	-	746,118

Balances as of December 31, 2008	25,725,000	$2,573	-	$0	$7,797,427	$3,608,243	$216,500	$11,367,338	$22,992,081

Net income for the year ended December 31, 2009	-	-	-	-	-	-		9,987,430	9,987,430

Foreign currency translation loss for 2009	-	-	-	-	-	-	(241,522)		(241,522)

Balances as of December 31, 2009	25,725,000	$2,573	-	$0	$7,797,427	$3,608,243	$(25,022)	$21,354,768	$32,737,989

See accompanying notes to these consolidated financial statements and auditors' report.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES (FKA MOBILE PRESENCE TECHNOLOGIES, INC.) NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

1.           ORGANIZATION AND BUSINESS BACKGROUND

China Shandong Industries Inc. (the “Company”) was incorporated on February 13, 2007 under the laws of the State of Delaware as “Mobile Presence Technologies, Inc”. On December 3, 2009, the Company changed its name to China Shandong Industries, Inc.

On October 22, 2009, the Company entered a Stock Exchange and Reorganization Agreement (the “Agreement”), by and among the Company, Tianwei International Development Corporation, an Oregon Corporation (“TIDC”), CAOPU Enterprise Limited, a company organized under the laws of the British Virgin Islands (“Caopu”), London Financial Group Ltd., a company organized under the laws of the British Virgin Islands (“LFG”), Phoebus Vision Investment Developing Group, Ltd., a company organized under the laws of the British Virgin Islands (“Phoebus”), and Timothy Lightman (“TL”), pursuant to which the Company acquired all of the issued and outstanding capital stock of TIDC owned by each of CAOPU, LFG and Phoebus in exchange for an issuance by the Company of an aggregate of 1,543,500 shares of Common Stock of the Company, with a par value of $0.0001 per share (the“MBPI Common Stock”), to Caopu, LFG and Phoebus. The shares of MBPI Common Stock were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

In addition, TL, the owner of 975,000 shares of MBPI Common Stock (“TL’s MBPI Shares”), representing approximately 93% of the 1,046,500 issued and outstanding shares of the Company’s Common Stock, delivered a stock certificate or stock certificates representing 875,000 of TL’s MBPI Shares to the Company for cancellation.

On November 5, 2009, pursuant to a separate Assignment and Assumption Agreement by and between the Company and TL, the Company sold to TL all of the assets of the Company and TL assumed all the liabilities of the Company.

The transaction was effectively completed on November 6, 2009, which has been accounted for as a reverse acquisition and recapitalization of the Company, through a wholly-owned subsidiary, TIDC, whereby TIDC is deemed to be the ultimate accounting acquirer (legal acquiree) and the Company to be the ultimate accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of TIDC, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of stock exchange transaction. The Company is deemed to be a continuation of the business of TIDC, through its wholly-owned subsidiary, Shandong Caopu Arts & Crafts Co., Ltd. (“SCAC”), a PRC-based company incorporated on August 15, 2000 under the laws of the PRC. Accordingly, the accompanying consolidated financial statements include the following:

(1)	the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2)
the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

On November 6, 2009, concurrent with the Stock Exchange with TIDC, the Company adopted the fiscal year end of SCAC, the wholly-owned subsidiary of TIDC, thereby changing the fiscal year end from September 30 to December 31. The consolidated audited financial statements for the new fiscal year will be reflected in the Company’s Form 10-K for the year ending December 31, 2009.

China Shandong Industries Inc., TIDC and SCAC are hereinafter referred to as (the “Company”).

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES (FKA MOBILE PRESENCE TECHNOLOGIES, INC.) NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

1.	ORGANIZATION AND BUSINESS BACKGROUND (CONT’D)

The Company is located in the Cao Xian Development Zone, which is near the Beijing-Kowloon railway with the DeShang Highway to the East and Qinghe Road to the West. There are three production areas including sixteen production workshops and staff who work on willow products, craft and wooden furniture.

The Company undertakes joint production with local farmers by purchasing the processing products from them and then by proceeding to finish the products in order to generate sales. The Company has numerous products, such as grass willow products, wooden crafts, indoor/outdoor wooden furniture, office furniture, different kinds of frames and craftwork. The Company also has numerous national patterns for design and utility models.

The Company’s products are sold in various countries and regions, including the United States of America, Germany, the United Kingdom, the Netherlands, Italy, Sweden, Japan, Canada, Denmark, Hong Kong and Taiwan.

The Company’s business model is original equipment manufacture (OEM) for North American and European manufacturers.

A majority of the Company’s sales were from exports. In order to adapt to the international market, the Company passed the ISO9001 international quality management system certification, ISO14001 environmental management system certification, OHSMS18001 Occupational Health and Safety Management System Certification, as well as the CE certification for access to the EU market.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America under the accrual basis of accounting.

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables, other receivables, inventories, income taxes and the estimation on useful lives of property, plant and equipment. Actual results could differ from these estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, and trade and other receivables. As of December 31, 2009 and 2008, substantially all of the Company’s cash and cash equivalents were held by financial institutions located in the PRC, which the Company’s management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES (FKA MOBILE PRESENCE TECHNOLOGIES, INC.) NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash and cash equivalents

The Company’s cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and that have insignificant risk of change in value because of changes in interest rates. The Company’s cash and cash equivalents, as of December 31, 2009 and 2008, were principally denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

For purposes of the Consolidated Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. In accordance with SFAS No. 95, the consolidated Statements of Cash Flows are prepared based on the change in the RMB functional currency for each account and converted into U.S. dollars at the various exchange rates at the time.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on managements’ assessment of the trade receivables collectibles. Judgment is required in assessing the amount of the allowance. The Company considers the historical level of credit losses and applies percentages to different receivables categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting periods, management establishes the general provisioning policy to make an allowance equivalent to 5% of the gross amount of trade receivables. Additional specific provision is made against trade receivables to the extent which they are considered to be doubtful.

Bad debts are written off when identified. The Company does not accrue interest on trade receivables.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by management and no significant additional bad debts have been written off directly to net income. This general provisioning policy has not changed in the past since establishment and management considers that the aforementioned general provisioning policy is adequate, not excessive and does not expect to change this established policy in the near future.

Inventories

Inventories (finished goods, work in process, raw materials and packaging materials) are stated at the lower of cost or market. Cost is determined on a first in first out basis which includes an appropriate share of production overheads based on normal operating capacity and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and contract terms. The Company writes down the inventories for estimated obsolescence, slow moving or unmarketable inventories equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES (FKA MOBILE PRESENCE TECHNOLOGIES, INC.) NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Property, plant and equipment

Property, plant and equipment are comprised of buildings, machinery, equipment and furniture. Property, plan t and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the respective fixed asset and other costs incurred to bring the fixed asset into its existing use. Depreciation is computed over the estimated useful lives of the respective fixed assets utilizing the straight-line basis method. Buildings are depreciated over a period of twenty years with a residual value of 10%. Machinery, equipment and furniture are depreciated over a period of ten years with a residual value of 10%. Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of the fixed asset’s cost and related accumulated depreciation are removed from the accounts and the net amount less proceeds from the disposal is charged or credited to operations.

The Company recognizes an impairment loss on property, plant and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

Impairment of Long-lived assets

The Company evaluated the recoverability of its property, plant, equipment, and other assets in accordance with FASB Accounting Standards Codification 360 “Property, Plant and Equipment” (formerly SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

Earnings per share

The Company reports earnings (loss) per share in accordance with FASB Accounting Standards Codification 260 “Earnings per Share” (formerly SFAS 128, “Earnings per Share”). This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the periods presented. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share. There were no common stock equivalents (CSE) necessary for the computation of diluted loss per share.

Construction in progress

Construction in progress is recorded using the cost method, which later transfers to fixed assets in achieving the expected usable condition. Interest costs on borrowings related to construction in progress are capitalized before achieving the expected usable condition.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. $224,755 in dividends was paid in 2008.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES (FKA MOBILE PRESENCE TECHNOLOGIES, INC.) NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Revenue recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the customers, the selling price is fixed or determinable, and collection is reasonable assured. The Company first confirms the revenue when the customs information is available after the export application to customs. The Company offers varying terms for its customers and is responsible for paying the delivery cost of its products.

Cost of goods sold

Cost of goods sold consists primarily of costs of raw materials and direct labor, and other costs directly attributable to the production of products. Write-down of inventories to lower of cost or market is also recorded in cost of goods sold.

Selling expenses

Selling expenses mainly consist of advertising, shipping and handling costs and exhibition expenses which are expensed as incurred during the selling activities.

General and administrative expenses

General and administrative expenses consist of office expenses, depreciation, staff welfare, utilities, labor protection and salaries which are expensed as incurred at the administrative level.

Income taxes

Income taxes are provided in accordance with FASB Accounting Standards Codification 740 “Income Taxes” (formerly SFAS No. 109 “Accounting for Income Taxes”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Comprehensive income

The Company adopted FASB Accounting Standards Codification 220 “Comprehensive Income” (formerly SFAS No. 130, Reporting Comprehensive income”, which establishes standards for reporting and display of comprehensive income, and its components in the consolidated financial statements. Components of comprehensive income include net income and foreign currency translation adjustments. The Company has presented consolidated statements of income which includes other comprehensive income or loss.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade accounts and other receivables, inventories, prepaid expenses, accounts payable, other payables and accrued liabilities, deposits received in advance, dividends payable, taxes payable, short term borrowings and current portion of notes payable approximate their fair values due to the short-term maturity of such instruments.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES (FKA MOBILE PRESENCE TECHNOLOGIES, INC.) NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Fair value of financial instruments (cont’d)

It is managements’ opinion that the Company is not exposed to significant price, credit, foreign currency or interest rate risks arising from these financial instruments.

Advertising expense

Advertising is charged to expense as incurred. The Company does not incur any direct-response costs.

Advertising expenses were $-0- for the two years ended December 31, 2009 and 2008, respectively.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources, if applicable, are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Foreign currency translation

The functional currency of the Company is the Renminbi (“RMB”) and RMB is not freely convertible into foreign currencies. The Company maintains its consolidated financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the consolidated financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars. Current assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates while fixed assets and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of December 31, 2009 and 2008 were RMB1 for $0.1465 and $0.1466, respectively. The average exchange rates for the two years ended December 31, 2009 and 2008 were RMB1 for $0.1464 and $0.1439, respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES (FKA MOBILE PRESENCE TECHNOLOGIES, INC.) NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (cont’d)

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the fiscal year ended December 31, 2009.

As a result of the Company’s implementation of the Codification during the fiscal year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual consolidated financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the consolidated financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the consolidated financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s consolidated financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES (FKA MOBILE PRESENCE TECHNOLOGIES, INC.) NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (cont’d)

and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s consolidated financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

3.	RESTRICTED CASH AND CASH EQUIVALENTS

According to the contract between the Company and the bank in which it has loans payable to, $-0- and $1,407,006 at December 31, 2009 and 2008, respectively, is invested into certain designated accounts related to guaran tees for notes payable.

4.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable is comprised of the following amounts at the respective dates:

	As of December 31,
	2009	2008

Gross trade accounts receivable from customers	$7,318,908	$6,673,115
Allowance for doubtful customer accounts	(370,582)	(333,656)

	$6,948,326	$6,339,459

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES (FKA MOBILE PRESENCE TECHNOLOGIES, INC.) NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

4.	TRADE ACCOUNTS RECEIVABLE (CONT’D)

Bad debt expense of $36,926 and $99,506 was recognized during the years ended December 31, 2009 and 2008, respectively, in the accompanying consolidated income statements.

5.	INVENTORIES

Inventories are comprised of the following amounts at the respective dates:

	As of December 31,
	2009	2008

Raw materials	1,462,682	$546,420
Packaging materials	23,813	23,316
Work in process	2,191,570	1,529,163
Finished goods	13,849,519	15,237,667

	17,527,584	17,336,566
Provision for obsolete inventories	-0-	-0-

	$17,527,584	$17,336,566

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of December 31,
	2009	2008
Cost:
Buildings	$6,257,774	$6,997,805
Machinery, equipment and furniture	4,497,567	3,377,142

	10,755,341	10,374,947
Accumulated depreciation	(3,331,407)	(2,453,851)

Net	$7,423,934	$7,921,096

During the reporting periods, depreciation expense is included in the following accounts on the accompanying consolidated income statements:

	Year ended December 31,
	2009	2008

General and administrative expenses	$813,394	$661,993

	$813,394	$661,993

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES (FKA MOBILE PRESENCE TECHNOLOGIES, INC.) NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

7.	SHORT-TERM BORROWINGS

The Company’s outstanding principal balances on its short-term borrowings are payable as follows:

	As of December 31,
	2009	2008

Puliangji Credit Cooperative, .9% interest rate, due August 31, 2009	$-0-	$278,470
Bank of China, 5.832% to 6.372% interest rates, due no later than November 17, 2010	3,514,835	4,423,010
Commercial Bank (Heze branch), 7.965% interest rate, due no later than September 28, 2010	4,539,996	1,172,505
Various other loans, interests rates ranging from .612% to 1.1826%,
due in various dates within upcoming 12 month operating cycle	-0-	72,977

	$8,054,831	$5,946,962
The effects of imputed interest on the aforementioned below market interest rates are immaterial to the consolidated financial statements taken as a whole.

8.	NOTES PAYABLE

The Company’s outstanding principal balances for its notes payable are payable as follows:

	As of December 31,
	2009	2008

ICBC Caoxian branch, .684% interest rate, due September 27, 2009	$-0-	$1,758,757
CCB Caoxian branch, .612% interest rate, due March 10, 2009	-0-	879,379

	$-0-	$2,638,136

The effects of imputed interest on the aforementioned below market interest rates are immaterial to the consolidated financial statements taken as a whole.

9.	OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31,
	2009	2008
Salary and welfare payable	$105,246	$304,675
Accrued expenses	21,818	12,308
Other payables	604,266	801,425

	$731,330	$1,118,408

Staff welfare payable represents accrued staff medical, industry injury claims; labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES (FKA MOBILE PRESENCE TECHNOLOGIES, INC.) NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

10.	REGISTERED AND PAID UP CAPITAL

The Company is a Sino-foreign joint enterprise and therefore the capital stock, consistent with most of the PRC enterprises, is not divided into a specific number of shares having a stated nominal amount.

The Company’s registered capital of $7,800,000 was fully paid up on April 28, 2008.

11.	STATUTORY AND DISCRETIONARY SURPLUS RESERVE

In accordance with the relevant laws and regulations of the PRC and articles of association, the Company is required to appropriate 10% and a certain other percentage of the net profit as reported in the Company’s PRC statutory consolidated financial statements to the statutory reserve fund and the discretionary surplus reserve fund, respectively, after offsetting prior year’s losses.

When the balance of the statutory reserve fund reaches 50% of the registered capital, and further appropriation is optional. Upon approval from the board of directors or members, the statutory reserve can be used to offset accumulated losses or to increase registered capital.

12.	INCOME TAXES

The Company is subject to the foreign investment enterprise income tax at the statutory rate of 15% on the profits as reported in the Company’s PRC statutory consolidated financial statements as adjusted by profit and loss items that are not taxable or deductible before 2008.

PRC’s legislative body, the National People’s Congress, adopted the unified EIT Law on March 16, 2007. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises. Thus, the Company is subject to corporate income tax at the statutory rate of 25% commencing in 2008.

Income taxes in the accompanying consolidated statements of income for the reporting periods represent provision for EIT for the Company’s continuing operations in the PRC.

	Year ended December 31
	2009	2008

EIT rate in effect for the year	25%	25%
Profits before income tax	$13,403,408	$7,715,912
Income tax	$3,415,978	$1,953,918

The effective income taxes differ from the above PRC statutory EIT rates as follows:-

	Year ended December 31,
	2009	2008

Provision for income taxes at statutory EIT rate	$3,350,852	$1,928,978
Non-deductible items for tax purposes	65,126	24,940

Income taxes	$3,415,978	$1,953,918

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES (FKA MOBILE PRESENCE TECHNOLOGIES, INC.) NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

13.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan for all of its qualified employees in the PRC. The employer and the employees are each required to make contributions to the plan at the rates specified in the plan. The obligation of the Company with respect to retirement is to make the required contributions under the plan. No forfeited contributions are available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to expense in the accompanying consolidated statements of income. The Company contributed $153,624 and $460,307 for the years ended December 31, 2009 and 2008, respectively, which are included in general and administrative expenses in the accompanying consolidated income statements.

14.	CONTINGENCIES

The Company had no contingencies existing as of December 31, 2009 and 2008.

15.	RELATED PARTY TRANSACTIONS

The Company had no material transactions carried out with its related parties during 2009 and 2008.

16.	INCOME PER SHARE

The following table sets forth the computation of basic earnings per share for the years indicated:

	For the years ended
	2009	2008
Numerator:
Total comprehensive income	$9,745,878	$6,508,112

Denominator:
Weighted average number of shares outstanding
Basic	25,725,000	25,725,000

Earnings (loss) per share
Basic and fully diluted	$0.38	$0.25

The basic earnings per share were calculated using the comprehensive income and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the recapitalization of the Company in the Exchange and the forward stock split.

The Company had no dilutive instruments as of December 31, 2009 and 2008 due to no preferred shares issued and outstanding.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES (FKA MOBILE PRESENCE TECHNOLOGIES, INC.) NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

17.	CAPITAL TRANSACTIONS

1)
On November 6, 2009, the Company completed a stock exchange transaction with the equity owners of TIDC. 1,543,500 shares of common stock were issued by the Company in exchange for 100% interest in TIDC, representing 90.0% of the Company’s outstanding common stock.

2)
On November 6, 2009, Timothy Lightman, the owner of 975,000 shares of the Company’s Common Stock delivered a stock certificate or stock certificates representing 875,000 shares of the Company’s Common Stock to the Company for cancellation.

3)
On November 20, 2009, the Board of Directors of the Company adopted a resolution approving a one for fifteen forward split of the Company’s Common Stock. Accordingly, the Company’s outstanding Common Stock on the basis of 1 outstanding share being changed to 15 outstanding shares. Each shareholder’s percentage ownership in the Company (and relative voting power) will remain essentially unchanged as a result of the forward split. The forward split took effective on December 3, 2009.

The consolidated statement of equity and the earnings per share numbers in the financial statements have been restated per FASB 128 paragraph 134.

18.	CONCENTRATIONS AND RISKS

During 2009 and 2008, all of the Company’s assets were located in the PRC.

During 2009 and 2008, certain customers accounted for greater than 10% in revenues. In 2009, there were three major customers that accounted for 44%, 10% and 10% of revenues, respectively. In 2008, there were three major customers that accounted for 29%, 14% and 14% of revenues, respectively.

As of December 31, 2009, these customers accounted for 27%, 10% and 4% of accounts receivable, respectively.

18.	SUBSEQUENT EVENT

Subsequent to year end, the Company entered into an agreement to issue 300,000 warrants among other items and recorded a related expense of $334,702, equal to the estimated fair value of the warrants at the date of the grant to an unrelated shareholder of the Company. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5.15% risk-free interest, 0% dividend yield, 65% volatility, and a life of two years.