Form 10-Q
period 2010-03-31
China Shandong Industries, Inc.
filed 2010-05-13
CIK 1417192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-32581

CHINA SHANDONG INDUSTRIES, INC.
(Name of registrant as specified in its charter)

Delaware	20-8545693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 2888 Qinghe Road Development Zone Cao County Shandong Province, China 274400
(Address of principal executive offices)(Zip Code)

(86) 530-3431658
(Registrant’s telephone number, including area code)

N/A
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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 25,725,000 shares of common stock are issued and outstanding as of May 13, 2010.

Item 1. Financial Statements.

China Shandong Industries, Inc.
Consolidated Balance Sheets (Unaudited)
As of March 31, 2010 and December 31, 2009

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,455,275	$2,185,839
Trade accounts receivable	7,958,089	6,948,326
Inventories	18,199,156	17,527,584
Prepaid expenses	642,492	1,021,608
Other receivables	166,978	295,752
TOTAL CURRENT ASSETS	$30,421,990	$27,979,109

FIXED ASSETS
Property, plant, and equipment	10,935,573	10,755,341
Accumulated depreciation	(3,532,946)	(3,331,407)
NET FIXED ASSETS	$7,402,627	$7,423,934

OTHER ASSETS
Construction in progress	8,510,258	6,940,632
TOTAL OTHER ASSETS	$8,510,258	$6,940,632

TOTAL ASSETS	$46,334,875	$42,343,675

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings	$7,910,581	$8,054,831
Accounts payable	598,631	240,290
Other payables and accrued liabilities	445,388	323,100
Deposits received in advance	60,263	56,849
Taxes payable	747,163	643,476
TOTAL CURRENT LIABILITIES	$9,762,026	$9,318,546

TOTAL LIABILITIES	$9,762,026	$9,318,546

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Registered and paid up capital	$7,800,000	$7,800,000
Statutory and discretionary surplus reserve	3,608,243	3,608,243
Accumulated other comprehensive income (loss)	(17,585)	(25,023)
Retained earnings	25,182,191	21,641,909
TOTAL STOCKHOLDERS' EQUITY	$36,572,849	$33,025,129

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,334,875	$42,343,675

See accompanying notes to these financial statements and auditors' report.

China Shandong Industries, Inc.
Consolidated Statements of Income (Unaudited)
For the Three Months ended March 31, 2010 and 2009

	For the three months ended
	March 31, 2010	March 31, 2009

Revenues
Sales	$19,461,568	$14,495,795
Cost of sales	13,824,621	11,145,799
Gross profits	5,636,946	3,349,996

Operating expenses
Selling and marketing	$237,577	$160,238
General and administrative	514,440	258,225
Total Operating Expenses	752,017	418,463

Income from continuing operations	4,884,929	2,931,533

Other income (expenses)
Finance income (costs)	$(247,095)	$(128,885)
Other operating income(cost)		140,721
Non-operating income	93,318	(1,305)
Total other income (expense)	(153,778)	10,530

Income from operations before income taxes	4,731,151	2,942,063

Income taxes	1,190,869	706,635

Net income	3,540,282	2,235,428

Other comprehensive income
Foreign currency translation adjustment	7,440	7,194

Comprehensive income	$3,547,722	$2,242,622

See accompanying notes to these financial statements and auditors' report.

China Shandong Industries, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months ended March 31, 2010 and 2009

	For the three months ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	3,540,282	2,235,428

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	201,539	181,128
Changes in operating assets and liabilities:
Trade accounts receivable	(1,007,741)	(3,401,142)
Prepaid expense	379,367	(95,830)
Inventories	(666,635)	1,704,333
Other receivables	128,844	(192,729)
Accounts payable	358,243	493,496
Taxes payable	103,498	(995,609)
Other payables and accrued liabilities	122,188	(221,633)
Deposits received in advance	3,398	1,158
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,162,983	(291,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase for property, plant, and equipment	(180,232)
Disposals of property, plant and equipment		14,264
Additions to construction in progress	(1,567,556)	(791)
NET CASH (USED IN) INVESTING ACTIVITIES	(1,747,788)	13,473

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of short term borrowings	(146,479)	-
Proceeds from short term borrowings	-	1,391,554
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(146,479)	1,391,554

Foreign currency adjustment	720	127

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,269,436	1,113,753

CASH AND CASH EQUIVALENTS:
Beginning of year	2,185,839	1,751,997

End of year	$3,455,275	$2,865,750

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$247,096	$128,834
Taxes	$982,542	$599,403

See accompanying notes to these financial statements and auditors' report.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

1.	ORGANIZATION AND BUSINESS BACKGROUND

China Shandong Industries Inc. (the “Company”) was incorporated on February 13, 2007 under the laws of the State of Delaware as “Mobile Presence Technologies, Inc”. On December 3, 2009, the Company changed its name to China Shandong Industries, Inc., and effectuated a 15 for 1 forward split. All shares and per share information set forth herein reflects such forward stock split.

On October 22, 2009, the Company entered a Stock Exchange and Reorganization Agreement (the “Agreement”), by and among the Company, Tianwei International Development Corporation, an Oregon Corporation (“TIDC”), CAOPU Enterprise Limited, a company organized under the laws of the British Virgin Islands (“Caopu”), London Financial Group Ltd., a company organized under the laws of the British Virgin Islands (“LFG”), Phoebus Vision Investment Developing Group, Ltd., a company organized under the laws of the British Virgin Islands (“Phoebus”), and Timothy Lightman, pursuant to which (i) the Company acquired all of the issued and outstanding capital stock of TIDC owned by each of CAOPU, LFG and Phoebus in exchange for an issuance by the Company of an aggregate of 23,152,500 shares of its common stock, par value $0.0001 per share (the“MBPI Common Stock”), to Caopu, LFG and Phoebus, and (ii) Mr. Lightman (a control person of the Company at such time) cancelled 13,125,000 shares of Common Stock.

On November 5, 2009, pursuant to a separate Assignment and Assumption Agreement by and between the Company and Mr. Lightman, the Company sold to Mr. Lightman all of the assets of the Company and Mr. Lightman assumed all the liabilities of the Company.

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

On November 6, 2009, concurrent with the Stock Exchange with TIDC, the Company adopted the fiscal year end of SCAC, the wholly-owned subsidiary of TIDC, thereby changed its fiscal year end from September 30 to December 31. The consolidated audited financial statements for the new fiscal year were reflected in the Company’s Form 10-K for the year ending December 31, 2009.

China Shandong Industries Inc., TIDC and SCAC are hereinafter collectively referred to as the “Company”.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

1.	ORGANIZATION AND BUSINESS BACKGROUND (CONT’D)

The Company is located in the Cao Xian Development Zone, which is near the Beijing-Kowloon railway with the DeShang Highway to the East and Qinghe Road to the West. The Company has four production areas including nineteen production workshops and staff who work on willow products, craft and wooden furniture.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, and trade and other receivables. As of March 31, 2010 and 2009, substantially all of the Company’s cash and cash equivalents were held by financial institutions located in the PRC, which the Company’s management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash and cash equivalents

The Company’s cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and that have insignificant risk of change in value because of changes in interest rates. The Company’s cash and cash equivalents, as of March 31, 2010 and 2009, were principally denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Property, plant and equipment

Property, plant and equipment are comprised of buildings, machinery, equipment and furniture. Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the respective fixed asset and other costs incurred to bring the fixed asset into its existing use. Depreciation is computed over the estimated useful lives of the respective fixed assets utilizing the straight-line basis method. Buildings are depreciated over a period of twenty years with a residual value of 10%. Machinery, equipment and furniture are depreciated over a period of ten years with a residual value of 10%. Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of the fixed asset’s cost and related accumulated depreciation are removed from the accounts and the net amount less proceeds from the disposal is charged or credited to operations.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

For financial reporting purposes, the consolidated financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars. Current assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates while fixed assets and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of March 31, 2010 and 2009 were RMB1 for $0.1465 and $0.1466, respectively. The average exchange rates for the three months ended March 31, 2010 and 2009 were RMB1 for $0.1464 and $0.1439, respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (cont’d)

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the prior fiscal year just ended.

As a result of the Company’s implementation of the Codification during the prior fiscal year just ended, previous references to new accounting standards and literature are no longer applicable. In the current annual consolidated financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (cont’d)

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

Consolidation of Variable Interest Entities — Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financials.

3.	RESTRICTED CASH AND CASH EQUIVALENTS

According to the contract between the Company and the bank in which it has loans payable to, $0 and $246,106 at March 31, 2010 and 2009, respectively, is invested into certain designated accounts related to guarantees for notes payable.

4.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable is comprised of the following amounts at the respective dates:

	As of
	12-31-09	3/31/10

	Audited	Unaudited
Gross trade accounts receivable from customers	$7,318,908	$8,328,774
Allowance for doubtful customer accounts	(370,582)	(370,685)

	$6,948,326	$7,958,089

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

4.	TRADE ACCOUNTS RECEIVABLE (CONT’D)

Bad debt expense of $0 and $0 was recognized during the three months ended March 31, 2010 and 2009, respectively, in the accompanying consolidated income statements.

5.	INVENTORIES

Inventories are comprised of the following amounts at the respective dates:

	As of
	12/31/09	3/31/10
	Audited	Unaudited

Raw materials	$1,462,682	$1,586,793
Packaging materials	23,813	30,249
Work in process	2,191,570	2,564,759
Finished goods	13,849,519	14,017,355

	17,527,584	18,199,156
Provision for obsolete inventories	-0-	-0-

	$17,527,584	$18,199,156

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	12/31/09	3/31/10
	Audited	Unaudited
Cost:
Buildings	$6,257,774	$6,207,528
Machinery, equipment and furniture	4,497,567	4,728,045

	10,755,341	10,935,573
Accumulated depreciation	(3,331,407)	(3,532,946)

Net	$7,423,934	$7,402,627

During the reporting periods, depreciation expense is included in the following accounts on the accompanying consolidated income statements:

	Year ended March 31,
	3/31/09	3/31/10

General and administrative expenses	$181,128	$201,539

	$181,128	$201,539

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

7.	SHORT-TERM BORROWINGS

The Company’s outstanding principal balances on its short-term borrowings are payable as follows:

	As of
	12/31/09	3/31/10
	Audited	Unaudited

Bank of China, 5.832% to 6.372% interest rates, due no later than November 17, 2010	3,514,835	3,369,322
Commercial Bank (Heze branch), 7.965% interest rate, due no later than September 28, 2010	4,539,996	4,541,259

	$8,054,831	$7,910,581

The effects of imputed interest on the aforementioned below market interest rates are immaterial to the consolidated financial statements taken as a whole.

8.	OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	12/31/09	3/31/10
	Audited	Unaudited

Salary and welfare payable	$105,246	$566,301
Accrued expenses	21,818	14,188
Other payables	604,266	232,447

	$731,330	$812,936

Staff welfare payable represents accrued staff medical, industry injury claims; labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

9.	REGISTERED AND PAID IN CAPITAL

The Company’s registered capital of $7,800,000 was fully paid up on April 28, 2008.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

10.	STATUTORY AND DISCRETIONARY SURPLUS RESERVE

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

11.	INCOME TAXES

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

	Three months ended March 31,
	2009	2010

EIT rate in effect for the year	25%	25%
Profits before income tax	$2,942,063	$4,731,151
Income tax	$706,635	$1,190,869

The effective income taxes differ from the above PRC statutory EIT rates as follows:

	Three months ended March 31,
	2009	2010

Provision for income taxes at statutory EIT rate	$735,516	$1,182,787
Non-deductible and other various items for tax purposes	(28,881)	8,082

Income taxes	$706,635	$1,190,869

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

12.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan for all of its qualified employees in the PRC. The employer and the employees are each required to make contributions to the plan at the rates specified in the plan. The obligation of the Company with respect to retirement is to make the required contributions under the plan. No forfeited contributions are available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to expense in the accompanying consolidated statements of income. The Company contributed $0, and $0, for the three months ended March 31, 2010 and 2009, respectively, which are included in general and administrative expenses in the accompanying consolidated income statements.

13.	CONTINGENCIES

The Company had no contingencies existing as of March 31, 2010 and 2009.

14.	RELATED PARTY TRANSACTIONS

The Company had no material transactions carried out with its related parties during the three months ended March 31, 2010 and 2009.

15.	INCOME PER SHARE

The following table sets forth the computation of basic earnings per share for the years indicated:

	For the three months ended March 31,
	2009	2010
Numerator:
Total comprehensive income	$2,242,622	$3,547,722

Denominator:
Weighted average number of shares outstanding
Basic	25,725,000	25,725,000

Earnings (loss) per share
Basic and fully diluted	$0.09	$0.14

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

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

16.	CONCENTRATIONS AND RISKS

During the three months ended March 31, 2010 and 2009, all of the Company’s assets were located in the PRC.

During the three months ended March 31. 2010 and 2009, certain customers accounted for greater than 10% in revenues. During the three months ended March 31, 2010, there were three major customers that accounted for 12%, 8% and 6% of revenues, respectively. During the three months ended March 31, 2009, there were three major customers that accounted for 15%, 6% and 5% of revenues, respectively.

As of March 31, 2010, these customers accounted for 9.5%, 5.3% and 4.1% of accounts receivable, respectively.

17.	SUBSEQUENT EVENT

Subsequent to the three months ended March 31, 2010, the Company entered into an agreement to issue 300,000 warrants among other items and recorded a related expense of $334,702, equal to the estimated fair value of the warrants at the date of the grant to an unrelated shareholder of the Company. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5.15% risk-free interest, 0% dividend yield, 65% volatility, and a life of two years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward-Looking Statements

The statements contained in this Report with respect to our financial condition, results of operations and business that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that any such statements that are contained in this Report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this Report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this Report is a statement of our intention as of the date of this Report and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

Overview

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

Our operations are conducted through our subsidiary, Shandong, located in Shandong Province, PRC. Through Shandong, we manufacture over 20,000 different products. We focus on providing high quality products at competitive prices.  For the fiscal year ended December 31, 2009, approximately 5% of our products were sold in the PRC and 95% of our products were sold to companies in countries and regions such as the United States, Germany, England, Italy, Sweden, Canada, Taiwan.

Our straw and wicker products as well as our wood handicraft products are high margin products as such products generally are manufactured by local persons in their homes, the raw material costs are low and the production of such products does not require advanced technology.

Our operating facilities consist of 19 plants located in our existing four industrial parks in Cao County, Shandong Province, PRC. The existing four industrial parks have a total area of 162,688.82 square meters, of which 71,708.40 square meters consists of buildings that house our production lines, warehouses, executive offices and related business items. We were granted an additional 98,435.32 square meters free land use right by the PRC Government in December 2006, which will be used to build the fifth industrial park in 2010. As of March 31, 2010, we have the land use right for a total of 261,124.14 square meters.

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

(1) Of the shares owned by CAOPU Enterprise Limited (“CAOPU”), shares representing 51% of our issued and outstanding shares are held for the benefit of Mr. Jinliang Li and shares representing 35.4% of our issued and outstanding shares are held for the benefit of nine other minority shareholders (non of whom own more than 4.4% of our issued and outstanding shares individually).  The shares held by CAOPU for the benefit of Mr. Li and the minority shareholders are held pursuant to the terms of Agreements between CAOPU and each such shareholder, a form of which is attached as an exhibit to this Form 10-K.  Pursuant to the terms of such agreements, CAOPU shall continue to hold such shares for the benefit of such shareholders for a period of 15 months after we complete a public offering of our securities, unless such time period is extended.  Although Mr. Li has no pecuniary interest in the shares held by CAOPU for the benefit of the nine minority shareholders, by reason of his sole ownership of CAOPU, Mr. Li has sole voting and dispositive power over such shares of our common stock.

(2) None of the remaining shareholders has more than 5% shares of our common stock.

Critical Accounting Policies

Unless otherwise noted, all translations from RMB to U.S. dollars were made at the middle rate published by the People’s Bank of China, or the middle rate, as of March 31, 2010, which was RMB6.8263 to $1.00. We make no representation that the RMB amounts referred to in this Quarterly Report on Form 10-Q could have been or could be converted into U.S. dollars at any particular rate or at all. On May 12, 2010, the middle rate was RMB 6.8271 to $1.00.

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

Accounts Receivable

Most of our sales were conducted on pre-payment or COD basis.  However, during the normal course of business, we extend to some of our customers interest-free, unsecured credit for a term of 90 days depending on a customer’s credit history, as well as local market practices.  We reviewed our accounts receivables quarterly and determined the amount of allowances, if any, necessary for doubtful accounts. Historically, we have not had any material bad debt write-offs and, however, we provide an arbitrary reserve amount for possible bad debts based upon 5% of the accounts receivable balances per year. Rather, we review our accounts receivable balances to determine whether specific reserves are required due to such issues as disputed balances with distributors, declines in distributors’ credit worthiness, or unpaid balances exceeding agreed-upon terms. Based upon the results of these reviews, we determine whether a specific provision should be made to provide a reserve for possible bad debt write-offs. We determined that no additional bad debt write offs were necessary or required as of March 31, 2010.

As of March 31, 2010 and 2009, we had outstanding gross accounts receivables totaling approximately $7.96 million and approximately $6.95 million, respectively, and allowance for bad debts of $370,685 and $370,582, respectively. We believe that these outstanding amounts will be collected pursuant to the terms, conditions, and within the time frames agreed upon between our customers.  During the reported periods, we did not experience any material problems relating to distributor payments and had no specific additional bad debt write-offs. In terms of our liquidity, we reflect the extended interest-free unsecured credit in our cash flows for the reported periods. Therefore, we anticipate no changes from past cash flow patterns.

Inventories

We state inventories, consisting of work in process, raw materials and packaging materials, at the lower of cost or market. Cost is determined on a first in first out basis which includes an appropriate share of production overheads based on normal operating capacity and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. Work in progress includes direct materials, direct production cost and an allocated portion of production overhead. Our accounting for inventory is described in Note 2 to our Notes to Consolidated Financial Statements for March 31, 2010 included elsewhere in this annual report. We evaluate inventory periodically for possible obsolescence of our raw materials to determine if a provision for obsolescence is necessary. Our estimates for determining the provision for obsolescence may be affected by technological changes and developments to our product offerings and changes in governmental regulations.

As of March 31, 2010 and 2009, we had inventory balance of approximately $18.2 million and $17.5 million, respectively.

Recently Issued Accounting Standards

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our consolidated financial statements or disclosures as a result of implementing the Codification during the prior fiscal year just ended.

As a result of our implementation of the Codification during the prior fiscal year just ended, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

RESULTS OF OPERATIONS

In 2010, we intend to continue to focus on the implementation of our strategic plan to sustain the growth we have experienced since becoming a U.S. public company in November 2009 through the reverse acquisition of Mobile Presence Technologies, Inc., a holding company for our China-based subsidiaries. In 2010, we expect to build a new production line for our high-end furniture products. Through our aggressive marketing campaign, we also expect to increase our brand awareness and customer loyalty.

Comparison of Three Months Ended March 31, 2010 and 2009

Revenues

Our revenues consist of the sale price our products are sold at less returns and allowances.  As we do not currently have our own sales force, we sell our products directly to non-related retailers and wholesalers (such as ABM Group) who then sell such products to the ultimate end users. To date, returns and allowances have been virtually non-existent and as such have had no material effect on our revenues.

Revenue for the three months ended March 31, 2010 was approximately $19.46 million, increasing by approximately $4.97 million, or 34.26%, from approximately $14.5 million for the comparable period in 2009. For the three months ended March 31, 2010, our main products, straw-wicker, wood furniture and handicraft products, generated sales of approximately $8.17 million, $10.91 million, and $ 0.38 million, respectively, or approximately 42%, 56% and 2% of our total revenues for the three months ended March 31, 2010. Sales of our straw-wicker, wood furniture and handicraft products generated sales of approximately $6.19 million, $7.97 million and $0.29 million, respectively, for the three months ended March 31, 2009, or approximately 43%, 55%, and 2%, respectively, of our total revenues for such period.

The increase in our revenues in three months ended March 31, 2010 compared to March 31, 2009 was primarily attributable to the increasing orders from our customers. We have received orders of approximately $21 million for the three months ended March 31, 2010, while receiving approximately $15 million for the comparable period in 2009. We also believe the increase in our revenues for the three months ended March 31, 2010 is a result of our increased selling price for our product, the average price of which was $183 per unit in the three months ended March 31, 2010 and $164 per unit for the comparable period in 2009.

Cost of Goods Sold

Our cost of goods sold consists of salaries for employees involved in the production of our products, the cost of raw materials and an allocation of our manufacturing facilities overhead used to manufacture our products. Cost of goods sold for the three months ended March 31, 2010 was approximately $13.82million, an increase of approximately $2.68 million, or approximately 24.03%, from approximately $11.15 million for the comparable period in 2009. Such increase was due to more consumption of raw materials resulting from increased orders from our customers.

Gross profit

Our gross profit is obtained based upon our total revenues minus our cost of goods sold for a particular period. Gross profit for the three months ended March 31, 2010 was approximately $5.64 million, an increase of approximately $2.29 million or 68.27% compared to approximately $3.35 million for the comparable period in 2009. This was primarily attributable to the increased average selling price of our products to $183 per unit in three months ended March 31, 2010 from $164 per unit for the comparable period in 2009.

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

Our selling and marketing expenses for the three months ended March 31, 2010 was approximately $237,577 an increase of approximately $77,339 or 48.26% compared to approximately $160,238 for the comparable period in 2009. Such increase resulted from the rise in transportation fee, port incidental charges and trade inspection fee that increased along with the sales revenue.

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

Our general and administrative expenses for the three months ended March 31, 2010 was approximately $514,440, an increase of approximately $256,216 or 99.22% compared to approximately $258,225 for the comparable period in 2009. Such increase in expenses resulted from an increase in legal fees, audit fees and other professional fees attributable to becoming a publicly traded company in the United States.

Our research and development expenditures, which were included in general and administrative expenses, totaled approximately $0.25 million in the three months ended March 31, 2010, an increase of approximately $0.1million, or 66.67% as compared to approximately $0.15 million in the same period of 2009. The increase was due to our growing investment in research and development of new products, including our proposed new furniture line. We expect our research and development expenditures would continue to increase as a result of further diversification of our product lines in the future.

Interest expense

Interest expense for the three months ended March 31, 2010 was $247,095, an increase of $118,210 or 91.72% compared to $128,885 for the comparable period in 2009. The increase was due to the fact that, as of March 31, 2010, most of our short-term bank loans were granted by Commerical Bank Heze Branch, which charges a higher interest than other banks. In view of this situation, we are considering other banks which will provide lower interest rates based on our good credit record and strong income growth.

Income Tax Expense

Income tax expense for the three months ended March 31, 2010 and 2009 was approximately $1,190,869 and approximately $706,635, respectively, an increase of approximately $484,234 or 68.53% for the three months ended March 31, 2010 compared to the same period of 2009, which was primarily attributable to the increase in taxable profits resulting from both increasing revenue and selling price. The income taxes are based on a statutory 25% effective tax rate in both years.

Net income

Net income for three months ended March 31, 2010 was approximately $3.54 million, an increase of $1.30 million, or 58.37% as compared to $2.24 million for the comparable period in 2009.  Net income as a percentage of our sales revenues increased to 18.19% in the three months ended March 31, 2010 from 15.42% in the comparable period in 2009. The increase was primarily attributable to our increased sales.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2010*	2009*
	(Consolidated, unaudited)	(Consolidated, unaudited)
Net cash provided by (used in) operating activities	$3,162,983	$(291,400)
Net cash provided by (used in) investing activities	$(1,747,788)	$13,473
Net cash provided by (used in) financing activities	$(146,479)	$1,391,554
Net cash inflow (outflow)	$1,269,436	$1,113,753

* The above financial data have been derived from our unaudited consolidated financial statements for the three months ended March 31, 2010 and 2009.

Operating Activities

Net cash provided by (used in) operating activities

Net cash provided by operating activities was approximately $3,162,983 for the three months ended March 31, 2010, compared to net cash outflow of approximately $291,400 used in operations for the comparable period in 2009, an increase of approximately $3,454,384, which was not only due to the increase in net income, but also to an increase in accounts receivable collections. Account receivable of $21 million was recovered in the three months ended March 31, 2010 compared to $12.5 million for the comparable period in 2009.

Investing Activities

Cash used in investing activities mainly consists of capital expenditures, expenditures for property, plant, and equipment, and additions to construction in progress.

Net cash used in investing activities was approximately $1,747,788 for the three months ended March 31, 2010, an increase in cash inflow of approximately $1,761,261 in three months ended March 31, 2010 from approximately $13,473 for the comparable period in 2009, which was primarily attributable to the spending in reconstruction, renewal and expansion of our old workshop buildings and facilities. We incurred $180,232 in expenditures for property, plant and equipment in three months ended March 31, 2010 compared to an equipment disposal of $14,264, in the comparable period in 2009, increasing by $194,496. We also had $1,567,556 incurred in construction in progress in the three months ended March 31, 2010 compared to $791 in such expenditures for the comparable period in 2009.

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

Financing Activities

Net cash (used) in financing activities was approximately $146,479 for the three months ended March 31, 2010, compared to net cash provided by financial activities of approximately $1,391,554 for the same period in 2009.

We had proceeds of short-term borrowings of approximately $3,881,703 in the three months ended March 31, 2010, compared to approximately $1,391,554 for the comparable period in 2009. We also made principal repayments to short term borrowings of $4,028,183 and had no proceeds from borrowing on notes payable for three months ended March 31, 2010,

Based upon our present plans, we believe that cash on hand, cash flow from operations and funds available to us through our proposed financing activities will be sufficient to fund our capital needs for at least the next 12 months.  We expect that our primary sources of funding for our operations for the next 12 months will result from cash flow from operations, in addition to our proposed financing activity.  However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we did not have sufficient available cash, we would have to seek additional debt or equity financing through external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, consolidated results of operations and financial condition.

Loan Facilities

We believe that we currently maintain a good business relationship with our banks.  As of March 31, 2010, our outstanding bank loans that were classified as short term borrowings on the accompanying consolidated balance sheet were as follows:
 (All Amounts in U.S. Dollars)

Name	Amount	Expiration Date
Bank of China, Cao County Branch	$219,677	11/17/2010
Bank of China, Cao County Branch	$234,321	4/15/2010
Bank of China, Cao County Branch	$512,580	10/21/2010
Bank of China, Cao County Branch	$439,351	9/21/2010
Bank of China, Cao County Branch	$351,484	4/21/2010
Bank of China, Cao County Branch	$102,536	2/3/2011
Laishang Bank (AKA Commercial Bank (Heze Branch)	$1,171,612	7/20/2010
Laishang Bank (AKA Commercial Bank (Heze Branch)	$439,351	12/07/2010
Laishang Bank (AKA Commercial Bank (Heze Branch)	$2,196,772	4/29/2010
Laishang Bank (AKA Commercial Bank (Heze Branch)	$732,257	8/31/2010
China Construction Bank, Cao County Branch	585,917	7/8/2010
Total	$7,910,581

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

We believe that our existing cash, cash equivalents, and cash flows from operations, and our proposed financing activities will be sufficient to meet our anticipated cash needs over the next 12 months. We will, however, require substantial additional cash resources to implement the balance of our growth strategy discussed elsewhere, including any acquisitions we may decide to pursue.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4T. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that, as the end of such period, our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective, to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

(a) None.

(b) None.

Item 6. Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA SHANDONG INDUSTRIES, INC.

May 13, 2010	By:	/s/ Jinliang Li
Jinliang Li, Chief Executive Officer
(Principal Executive Officer)

May 13, 2010	By :	/s/ Yuhong Lei
Yuhong Lei, CFO
(Principal Accounting and Financial Officer)