Form 10-K/A
period 2009-12-31
China Shandong Industries, Inc.
filed 2010-06-28
CIK 1417192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐      Accelerated Filer  ☐    Non-Accelerated Filer  ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐  No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $73,640.

There were 25,725,000 shares of common stock outstanding as of April 14, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2009 (“Amendment No.1”), which was originally filed with the Securities and Exchange Commission on April 15, 2010. On June 17, 2010, our management concluded that our audited financial statements for the year ended December 31, 2009 could no longer be relied upon because of errors in those financial statements, and that we would restate our audited financial statements for the year ended December 31, 2009 to make the necessary accounting corrections.

This Amendment No.1 is being filed to reflect restatements of the Company’s audited financial statements for the year ended December 31, 2009. In connection with such restatement, the Company has also supplemented Item 1 Business, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 9(A) Controls and Procedures, and Item 15 Exhibits and current certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, included as Exhibits 31.1, 31.2 and 32 to this Amendment No.1.

Except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring subsequent to April 15, 2010, the filing date of the original report.

FORWARD-LOOKING INFORMATION

This Amendment No. 1 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K/A is filed, and we do not intend to update any of the forward-looking statements after the date this Amendment No. 1 is filed to confirm these statements to actual results, unless required by law.

PART I

ITEM 1. BUSINESS.

In this Amendment to Annual Report on Form 10-K/A, references to “dollars” and “$” are to United States Dollars and references to “RMB” and “renminbi” are to Chinese Renminbi (RMB).

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

(1) Of the shares owned by CAOPU, shares representing 51% of our issued and outstanding shares are held for the benefit of Mr. Jinliang Li and shares representing 35.4% of our issued and outstanding shares are held for the benefit of nine other minority shareholders (non of whom own more than 4.4% of our issued and outstanding shares individually).  The shares held by CAOPU for the benefit of Mr. Li and the minority shareholders are held pursuant to the terms of Agreements between CAOPU and each such shareholder, a form of which is attached as an exhibit to this Form 10-K/A.  Pursuant to the terms of such agreements, CAOPU shall continue to hold such shares for the benefit of such shareholders for a period of 15 months after we complete a public offering of our securities, unless such time period is extended.  Although Mr. Li has no pecuniary interest in the shares held by CAOPU for the benefit of the nine minority shareholders, by reason of his sole ownership of CAOPU, Mr. Li has sole voting and dispositive power over such shares of our common stock.

(2) None of the remaining shareholders has more than 5% shares of our common stock.

Products

Our products are divided into 3 categories based upon their features and producing methods, which are (i) furniture products, (ii) straw-wicker products, and (iii) wooden crafts products.

Our furniture products are primary indoor furniture products made of poplar and paulownia, including chairs, barstools, tables, bookcases, cabinets, lamps and similar items.

Following are pictures of our sample furniture products:

Our Straw and wicker products are weaved and interlaced by hand into various products with different sizes and shapes, such as wicker basket, straw drawers. Straw and wicker products are cheaper to produce than wooden crafts products and furniture products because the price of the raw material used in such products is less expensive and more common in PRC households.

The following are the pictures of certain of our straw-wicker products:

Wooden crafts products mainly refers to decorations and accessories, “knick-knacks” and ornamental objects made of poplar wood in a semi-manual and semi-mechanical way. Such product include photo frames, gift boxes, bottle boxes, jewel caskets, and bird nests, which can be used for decoration or as functional products in houses, offices and public places.

The following are pictures of certain of our wooden crafts product:

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

In 2009, approximately 95% of our revenues resulted from sales of our products internationally, with the remaining 5% resulting from sales in the PRC.

The following table lists our products by category and their respective contribution to our sales for the 12 months ended December 31, 2009.

Product Category	Certain Products	Country where products were delivered	Revenue ($)	Revenue Percentage (%)

Furniture	Poplar & paulownia furniture including: folding screens, stools, 3-tier /5-tier bookshelves, coffee tables, bed cabinet	U.S.A., U.K., Germany, Japan, Italy, Spain	$37.1 million	53.4%

Straw-wicker	Trunk, wash baskets, baskets, drawers, folder boxes, storage chests, fruit trays, bread baskets, vase covers	Spain, Germany, Italy, Holland, Greece, Poland, Portugal, Austria, UK, Japan, Malta, Malaysia, Australia, U.S.A.	$31.2 million	45.0%

Wooden Crafts	Christmas gifts, photo frames, gift boxes, wood tubes, bottle boxes, decorative wooden plates, toys, pet supplies	U.S.A., Japan, Malta, Malaysia, European country	$1.1 million	1.6%

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

Japan and Europe are the primary target markets for sales of such wood furniture.  For the fiscal year 2009, sales and net income were approximately $37.1 million and $6.7 million, respectively, from our furniture products, approximately $31.2 and $5.1 million from our straw and wicker products, and $1.1 million and $0.2 million, respectively, from our crafts products.

In fiscal 2009, wood furniture products accounted for $37.1 million and $6.7 million of our overall revenues and net income, respectively, and 53.4% of our overall sales.

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

In fiscal 2009, straw-wicker products accounted for $31.2 million and $5.1 million of our overall revenues and net income, respectively, and 45.0% of our overall revenues.

Handicraft Products

With the advantage of having poplar and paulownia resources in Cao Country, in 2000 we expanded our product mix to include wooden handicrafts. We are dedicated to producing a wide variety of novel-designed wooden handicrafts.  We produce more than 800 kinds of wooden handicrafts varying from household articles, to office appliance and pet supplies.

In fiscal 2009, handicraft products account for $1.1 million and $0.2 million of our overall revenues and net income, respectively, and 1.6% of our overall revenues.

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

Intellectual Property

As of December 31, 2009, we have the following intellectual property rights:

Patents

We have applied for and obtained twenty-three (23) patents in the PRC for the following products:

No.	Design Patents	Certificate No.	Design Patents No.	Designer	Application Date	Authorized Announcement	Owner *

1	Altar	356906	ZL 033508127	Jinliang Li	July 11, 2003	February 25, 2004	Jinliang Li

2	Coffin (8)	358183	ZL 03350900X	Jinliang Li	July 17, 2003	March 10, 2004	Jinliang Li

3	Coffin (15)	357332	ZL 033506825	Jinliang Li	July 17, 2003	March 3, 2004	Jinliang Li

4	Coffin (1)	359654	ZL 033508364	Jinliang Li	July 11, 2003	March 17, 2004	Jinliang Li

5	Coffin (5)	360164	ZL 033506795	Jinliang Li	July 17, 2003	March 24, 2004	Jinliang Li

6	Coffin (4)	360912	ZL 033508372	Jinliang Li	July 11, 2003	March 24, 2004	Jinliang Li

7	Coffin (2)	360680	ZL 033508380	Jinliang Li	July 11, 2003	March 24, 2004	Jinliang Li

8	Coffin (10)	360682	ZL 033506884	Jinliang Li	July 17, 2003	March 24, 2004	Jinliang Li

9	Coffin (9)	360915	ZL 033506876	Jinliang Li	July 17, 2003	March 24, 2004	Jinliang Li

10	Quilt Bracket (1)	359910	ZL 03351173X	Jinliang Li	August 20, 2003	March 24, 2004	Jinliang Li

11	Quilt Bracket (2)	359455	ZL 033511748	Jinliang Li	August 20, 2003	March 17, 2004	Jinliang Li

12	Quilt Bracket (4)	359651	ZL 033511764	Jinliang Li	August 20, 2003	March 17, 2004	Jinliang Li

13	Disposal Container (1)	685809	ZL 200630095723.0	Jinliang Li	September 8, 2006	August 29, 2007	Jinliang Li

14	Disposal Container (2)	685890	ZL 200630095724.5	Jinliang Li	September 8, 2006	August 29, 2007	Jinliang Li

15	Chair Container	685796	ZL 200630095733.4	Jinliang Li	September 8, 2006	August 29, 2007	Jinliang Li

16	Cabinet with Eight Drawer	693607	ZL 200630095728.3	Jinliang Li	September 8, 2006	September 19, 2007	Jinliang Li

No.	Utility Models	Certificate No.	Utility Models No.	Designer	Application Date	Authorized Announcement	Owner *

17	Drying Room	648544	ZL 03271093.3	Sheng Wang, Yazhen Wang	September 12, 2003	October 13, 2004	Jinliang Li

18	Plank Splicing Machine	648730	ZL 03271094.1	Sheng Wang, Yazhen Wang	September 12, 2003	October 13, 2004	Jinliang Li

19	Device Preventing Drawer Sliding Down	749252	ZL 200420053223.6	Jinliang Li	August 23, 2004	December 28, 2005	Jinliang Li

20	Tea Table with Folding Leg	749394	ZL 200420053224.0	Jinliang Li	August 23, 2004	December 28, 2005	Jinliang Li

No.	Invention Patents	Certificate No.	Utility Models No.	Designer	Application Date	Authorized Announcement	Owner *

21	A technical method preventing poplar plank split	685930	ZL 200630095722.6	Jinliang Li	September 8, 2006	August 29, 2007	Jinliang Li

22	A technical method of automatic splicing board	685850	ZL 200630095727.9	Jinliang Li	September 8, 2006	August 29, 2007	Jinliang Li

23	A technical method accelerating plank to dry	685866	ZL 200630095732.X	Jinliang Li	September 8, 2006	August 29, 2007	Jinliang Li

(1) Mr. Li, our majority shareholder and chief executive officer, is the owner of the patents which he allows us to use on a royalty free bases

Trademarks and Domain Names:

We have registered five trademarks with the PRC Trademark Bureau under the State of Administration for Industry & Commerce:

Trademark	Certificate No.	Category	Registrant	Valid Term
	3722006	28	Shandong	June 7, 2006 to June 6, 2016

	3722025	20	Shandong	February 14, 2006 to February 13, 2016

	3722007	20	Shandong	February 14, 2006 to February 13, 2016

	4900955	20	Shandong	Registered in Japan

	904344	20,28	Shandong	January, 2007 to January, 2017

We have registered the following domain names:

Domain Name	Owner	Registration Date	Expiration Date
www.caopu.cn	Shandong	June 15, 2006	June 15, 2011
www.cpgy.com	Shandong	April 27, 2002	April 27, 2012
www.caopu.cc	Shandong	June 15, 2006	June 15, 2016

Customers and Suppliers

We believe we have successfully established long-term, stable business relationships with over three hundred customers in over thirty countries. Our products are sold in stores operated by such well known retailers as Zara-Home, Habitat UK Ltd., ABM Group Inc., and Fuji Boeki Co. Ltd.

In fiscal 2009, our top 10 purchasers of our products were as follows:
Major customers
Name	12 months ended December 31, 2009 (’000s)	Percentage of Overall Sales (%)
Trade Point A/S Direct Container (Denmark)	$18,009	25.9%
Zara-Home (Spain)	$4,209	6.1%
Bettenwelt Gmbh & Co. KG (Germany)	$4,307	6.2%
JYSK SP. Zoo, Gdansk. (Poland)	$3,792	5.5%
ABM Group Inc. (USA)	$2,700	3.9%
FIT Co., Ltd.	$2,477	3.6%
Axis Imex, Inc. (USA)	$1,731	2.5%
Fuji Boeki Co., Ltd. (Japan)	$1,449	2.1%
Habitat UK Ltd. (England)	$1,219	1.8%
Sofibo China Limited	$1,355	2.0%

In fiscal 2009, our top 10 suppliers for raw materials used to manufacture our products were as follows:

Suppliers of Raw Materials

Name	Amount (USD) 12 months ended December 31, 2009 (’000s)	Location	Percentage*
Shandong Beier Chemical Co., Ltd.	$90.9	Cao County	2.3%
Cao County Shengcheng Carton Plant	$77.1	Cao County	1.9%
Cao County Minzu Carton Plant	$45	Cao County	1.1%
Xie Shengli	$30.9	Cao County	*	%
Yu Hongming	$26.5	Cao County	*	%
Zhang Hongqing	$24.3	Cao County	*	%
Wang Tengjian	$22.1	Cao County	*	%
Zhang Enzhu	$18.5	Cao County	*	%
Wang Qingping	$16.5	Cao County	*	%
Liu Xiaoyou	$15.4	Cao County	*	%

* Means less than 1%.

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

☐
Retirement insurance: We withhold a portion of each employee’s average monthly salary from the prior year, as determined by the provincial government, generally 8%, and contribute an additional amount determined by law, up to approximately 20% of such average monthly salary.

☐
Medical insurance: We withhold approximately 1% of each employee’s average monthly salary from the prior year and contribute an additional amount totaling approximately 10% of such average monthly salary.

☐
Unemployment insurance: We withhold approximately 1% of each employee’s average monthly salary from the prior year, and contribute an additional amount totaling approximately 2% of such average monthly salary.

☐	Industrial injury insurance: we contribute an amount totaling approximately 0.5% of each employee’s average monthly salary from the prior year.

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

Although we have no present plans for any specific acquisition, in the event that we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

☐	the difficulty of integrating acquired products, services or operations;

☐	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

☐	the difficulty of incorporating acquired rights or products into our existing business;

☐	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

☐	difficulties in maintaining uniform standards, controls, procedures and policies;

☐	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

☐	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

☐	the effect of any government regulations which relate to the business acquired;

☐
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

Our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

☐	the amount of government involvement;

☐	the level of development;

☐	the growth rate;

☐	the control of foreign exchange; and

☐	the allocation of resources.

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

ITEM 2. PROPERTIES.

There is no private land ownership in PRC. Land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right,” which is sometimes referred to informally as land ownership.  Land use rights are granted for specific purposes and for limited periods.  Each period may be renewed at the expiration of the initial and any subsequent terms.  Granted land use rights are transferable and may be used as security for borrowings and other obligations.  Generally speaking, there are four primary ways of obtaining land use rights in the PRC:

☐	Grant of the right to use land;
☐	Assignment of the right to use land;
☐	Lease of the right to use land; and
☐	Allocated land use rights.
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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements”. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities, and (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations. Statements made herein are as of the date of the filing of this Form 10-K/A with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.

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

Our operations are conducted in the PRC through our subsidiary, Shandong Caopu Arts & Crafts Co., Ltd.  For the 2009 fiscal year, we generated sales and net income of approximately $69.4 million, and $12.0 million respectively, and for the 2008 fiscal year we generated sales and net income of approximately $42.2 million and $5.8 million, respectively.

For fiscal year 2009, sales of our wood furniture products, straw-wicker products and handicraft products accounted for $37.1 million, $31.2 million and $1.1 million, respectively, and for fiscal 2008, $21 million, $22 million and $1 million respectively.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

(All amounts in U.S. dollars, except for the percentages)

Statements of Operations	For the year ended December 31, 2009 (Restated)		For the year ended December 31, 2008
	USD	% of Revenue	USD	% of Revenue
Revenues	$69,435,044	-%	$42,197,393	-%
Cost of Sales (exclusive of depreciation)	$(49,360,775)	71.1%	$(31,570,829)	74.8%
Operating expenses	$2,797,647	4.0%	$2,553,693	6.1%
Income from operations	$17,276,623	24.9%	$8,072,871	19.1%
Other expense	$(1,161,581)	1.7%	$(356,959)	0.8%
Net income before income taxes	$16,115,042	23.2%	$7,715,912	18.3%
Net income	$12,021,155	17.3%	$5,761,994	13.7%

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

Revenue for the fiscal year ended December 31, 2009 was $69,435,044, increasing by $27,237,651, or 64.5%, from $42,197,393 for the comparable period in 2008. During 2009, our main products, wood furniture, straw-wicker, and handicraft products, generated sales of approximately $37.1 million, $31.2 million and $1.1 million , respectively, approximately 53.4%, 45.0% and 1.6% of our total revenues during the 2009 fiscal year. Sales of our wood furniture, straw-wicker and handicraft products contributed approximately $20.1 million, $21.2 million and $0.9 million, respectively, in the revenues of 2008, approximately 47.6%, 50.2%, and2.1%, respectively, of our total revenues in such period.

The increase in our revenues in 2009 compared to 2008 was primarily attributable to our selling products to additional customers, which we believe resulted from the high quality of our products and stable product supply, as well as increased purchases of our products by our existing clients due to improvement in quality and design of our existing products based upon our clients’ demands and suggestions. We also believe the increase in our revenues during 2009 is a result of the increase in consumer spending as a whole due to the recovery of global economic conditions.

Cost of Goods Sold (excluding depreciation and amortization)

Our cost of goods sold consists primarily of costs of raw materials and direct labor, and other costs directly attributable to the production of products, excluding inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of our distribution network, which are included in our selling expenses.

Cost of goods sold for the fiscal year ended December 31, 2009 was $49,360,775, an increase of approximately $17,789,946, or approximately 56.3%, from approximately $31,570,829 for the comparable period in 2008. Such increase was due to the increase in our sales. Compared to the increase in sales, the increase in cost of goods sold was smaller, which was primarily attributable to the price of our main raw material, poplar, dropped approximately 26.1% from RMB1,150/cubic meter to RMB850/cubic meter during 2009.

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

Our selling and marketing expenses was approximately $831,245 in the year ended December 31, 2009, an increase of $145,141, or 21.2%, from approximately $686,104 for the comparable period in 2008. Such expenses included approximate $416,811 and $311,258 in shipping and handling expenses for the year ended December 31, 2009 and 2008, respectively. The increase was resulted from an increase in transportation fee, port incidental charges and trade inspection fee due to the increased revenue.

General and administrative expenses

Our general and administrative expenses are principally comprised of 3 items including salaries of our employees not involved in the actual manufacturing of our products, such as our executive officers and internal accounting and book keeping personnel; depreciation of our fixed assets such as our manufacturing facilities, offices and warehouses as well as certain expenses such as amortization of land use rights granted to us by PRC government agencies; and insurance payments paid by us to the PRC government to cover such items as disability, retirement and medical benefits for our employees.

Our general and administrative expenses for the fiscal year ended December 31, 2009 were approximately $1,966,402, an increase of $98,813 or 5.3% compared to $1,867,589 for the comparable period in 2008. Such increase in expenses resulted from an increase in legal, professional and audit fees attributable to becoming a publicly traded company in the United States of America.

We expect our general and administrative expenses to increase in 2010 and thereon as a result of the increase in professional fees in connection with being a publicly reporting company in the United States of America.

Our research and development expenditures, which were included in general and administrative expenses, totaled approximately $0.5 million in 2009, an increase of approximately $0.1 million, or 24.6% as compared to approximately $ 0.4 million in 2008. The increase was due to our growing investment in research and development of new products, including our proposed new furniture line. We expect our research and development expenditures to increase as we attempt to diversify our product lines in the future.

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

Other Income

Other income for the fiscal year ended December 31, 2009 was $202,851, a decrease of $164,248 or 44.7% compared to $367,099 for the comparable period in 2008. The decrease was attributable to the subsidy income earned from the government’s tax incentive fund during 2009 was less than that during 2008.

Income Tax Expense

Income tax expense for the fiscal year ended December 31, 2009 was $4,093,887, of which $3,415,978 was current and $677,909 was deferred due to sales cut-off. An increase of approximately $2,139,969 or 109.5% for fiscal year 2009, compared to income tax expense of $1,953,918 for fiscal year 2008, was primarily attributable to the increase in our taxable profits in 2009. The income taxes are based on a statutory 25% effective tax rate in both years. There was no deferred income tax for the fiscal year 2008.

Net income

Net income for fiscal 2009 was $12,021,155, an increase of $6,259,161, or 108.6% as compared to $5,761,994 in 2008. Net income as a percentage of our sales revenues increased 3.6% in 2009 from 13.7% in fiscal 2008. The increase was primarily attributable to the increase in sales during 2009.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:
(All amounts in U.S. dollars)

	For the Year
	Ended December 31,
	2009* (Restated)	2008*
	(Consolidated, audited)	(Consolidated, audited)
Net cash provided by/(used in) operating activities	$9,066,854	$(940,455)

Net cash (used in)/provided by investing activities	$(8,053,319)	$(675,026)

Net cash (used in)/provided by financing activities	$(523,508)	$2,634,152

Effect of Foreign currency translation	$(56,185)	$156,751

Net increase (decrease) in cash and equivalents	$433,842	$1,175,422

Cash and cash equivalents, beginning of period	$1,751,997	$576,575

Cash and cash equivalents, end of period	$2,185,839	$1,751,997

* The above financial data have been derived from our restated audited consolidated financial statements for the years ended December 31, 2009 and 2008.

Operating Activities

Net cash provided by operating activities was approximately $9,066,854 for the year ended December 31, 2009, compared to net cash of approximately $940,455 used in operations for the year ended December 31, 2008, an increase of approximately $10,007,309, which was due to the increase in net income as a result of increased new customer base. In addition, we shortened our customers’ credit limits to increase the turnover of trade accounts receivable, inventories and other receivables. We are subject to the regulations of the PRC which restricts the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy future obligations which may be incurred outside the PRC, if applicable.

Investing Activities

Net cash used in investing activities was approximately $8,053,319 for the year ended December 31, 2009, an increase in cash outflow of approximately $7.4 million during 2009 from approximately $675,026 million for the comparable period in 2008, which was primarily attributable to the expansion and improvement of our current facilities, including construction in progress, in order to fulfill the demand of increasing orders. We incurred $1,121,964 in expenditures for property, plant and equipment in 2009 compared to $1,094,614 in such expenditures in 2008, increasing by $27,350 in 2009. We also had $6,931,355 incurred in construction in progress in 2009 compared to the decrease by $125,685 in such expenditures in 2008. In 2008, we disposed property, plant and equipment that generated proceeds of $293,904. We had no such activities in 2009.

Financing Activities

Net cash used in financing activities was $523,508 for the year ended December 31, 2009, compared to net cash provided by financial activities of $2,634,152 for the same period in 2008. The difference was attributable to the following financing activities, some of which caused an increase in cash from financing activities and some of which caused a decrease in cash from financing activities. The combined effects of these changes caused the difference between periods. First, we had total repayments of $2,635,020 in notes payables to banks in 2009 compared to $4,893,495 in 2008. Secondly, we had proceeds of short-term borrowings of $5,787,983 in 2009 compared to $1,754,245 in 2008. Third, in 2009, we had $3,676,471 in repayments of short-term borrowings, which was only $360,969 in 2008. Fourth, we had proceeds from borrowing on notes payable of $6,359,126 in 2008. We had no borrowings of notes payable in 2009; rather we only had proceeds from short-term borrowings. Please note that short term borrowings and notes payable are similar in nature but are classified differently herein.

Fifth, in 2008, we paid dividends of approximately $224,755 to our shareholders but not in 2009. Our ability to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of our Chinese operating subsidiary. A majority of our revenue earned and currency received are denominated in RMB, which is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars. Accordingly, our subsidiaries’ funds may not be readily available to us to satisfy obligations incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

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

Loan Facilities

We believe that we currently maintain a good business relationship with our bank loans.  As of December 31, 2009, our outstanding bank loans that were classified as short term borrowings on the accompanying consolidated balance sheet were as follows:
(All Amounts in U.S. Dollars)

Name	Amount	Maturity Date
Bank of China, Cao County Branch (1)	$219,677	11/17/2010
Bank of China, Cao County Branch (2)	$585,805	1/16/2010
Bank of China, Cao County Branch (3)	$234,321	4/16/2010
Bank of China, Cao County Branch (4)	$512,580	10/21/2010
Bank of China, Cao County Branch (5)	$439,351	9/21/2010
Bank of China, Cao County Branch (6)	$351,484	4/22/2010
Bank of China, Cao County Branch (7)	$439,351	1/23/2010
Bank of China, Cao County Branch (8)	$292,903	2/16/2010
Bank of China, Cao County Branch (9)	$439,351	1/02/2010
Laishang Bank (AKA Commercial Bank (Heze Branch) (10)	$1,171,612	7/17/2010
Laishang Bank (AKA Commercial Bank (Heze Branch) (11)	$439,351	9/28/2010
Laishang Bank (AKA Commercial Bank (Heze Branch) (12)	$2,196,817	4/29/2010
Laishang Bank (AKA Commercial Bank (Heze Branch) (13)	$732,257	8/31/2010

Total	$8,054,831

(1) Short term loan (No. Year 2009 Cao Zhong Yin Si Dai Zi 011). The term of this loan agreement is from November 18, 2009 to November 17, 2010, with an interest rate of 6.372% per annum. The purpose of this loan is to purchase raw materials. The loan is the master contract of the Maximum Mortgage Contract (No. Year 2009 Di Xie Zi 001), Shandong is the guarantor for this loan.

(2) Short term loan (No. Year 2009 Cao Zhong Yin Si Dai Zi 005). The term of this loan agreement is from September 16, 2009 to January 16, 2010, with an interest rate of 5.832% per annum. The purpose of this loan is to purchase raw materials. Shandong Enterprise Credit Guarantee Co., Ltd is the guarantor for this loan and takes join and several liabilities.

(3) Short term loan (No. Year 2009 Cao Zhong Yin Si Dai Zi 010). The term of this loan agreement is from November 16, 2009 to April 16, 2010, with an interest rate of 5.832% per annum. The purpose of this loan is to purchase raw materials. The loan is the master contract of the Maximum Mortgage Contract (No. Year 2009 Di Xie Zi 001) and Maximum Mortgage Contract (No. Year 2009 Di Xie Zi 002), Shandong is the guarantor for this loan.

(4) Short term loan (No. Year 2009 Cao Zhong Yin Si Dai Zi 006). The term of this loan agreement is from October 22, 2009 to October 21, 2010, with an interest rate of 6.372% per annum. The purpose of this loan is to purchase raw materials. The loan is the master contract of the Maximum Mortgage Contract (No. Year 2009 Di Xie Zi 001), Shandong is the guarantor for this loan.

(5) Short term loan (No. Year 2009 Cao Zhong Yin Si Dai Zi 007). The term of this loan agreement is from October 22, 2009 to September 21, 2010, with an interest rate of 6.372% per annum. The purpose of this loan is to purchase raw materials. The loan is the master contract of the Maximum Mortgage Contract (No. Year 2009 Di Xie Zi 001), Shandong is the guarantor for this loan.

(6) Short term loan (No. Year 2009 Cao Zhong Yin Si Dai Zi 008). The term of this loan agreement is from October 22, 2009 to April 22, 2010, with an interest rate of 5.832% per annum. The purpose of this loan is to purchase raw materials. Shandong is the guarantor for this loan and takes join and several liabilities.

(7) Short term loan (No. Year 2009 Cao Zhong Yin Si Dai Zi 009). The term of this loan agreement is from October 23, 2009 to January 23, 2010, with an interest rate of 5.832% per annum. The purpose of this loan is to purchase raw materials. Shandong Enterprise Credit Guarantee Co., Ltd is the guarantor for this loan and takes join and several liabilities.

(8) Short term loan (No. Year 2009 Cao Zhong Yin Si Dai Zi 003). The term of this loan agreement is from February 16, 2009 to February 16, 2010, with an interest rate of 6.372% per annum. The purpose of this loan is to purchase raw materials. Shandong Enterprise Credit Guarantee Co., Ltd is the guarantor for this loan and takes join and several liabilities.

(9) Short term loan (No. Year 2009 Cao Zhong Yin Si Dai Zi 004). The term of this loan agreement is from March 2, 2009 to January 2, 2010, with an interest rate of 6.372% per annum. The purpose of this loan is to purchase raw materials. The loan is the master contract of the Maximum Mortgage Contract (No. Year 2009 Di Xie Zi 001), Shandong is the guarantor for this loan.

(10) Short term loan (No.2009071701210). The term of this loan agreement is from July 17, 2009 to July 17, 2010, with an interest rate of 9.558% per annum. The loan is to be used as our working fund, which should be repaid from our sales income. Heze JXY Food Limited is the guarantor for this loan and takes joint and several liabilities.

(11) Short term loan (No.2009120701210). The term of this loan agreement is from December 7, 2009 to September 28, 2010, with an interest rate of 9.558% per annum. The loan is to be used as our working fund, which should be repaid from our sales income. Heze JXY Food Limited and Shandong Cao Xian Changsheng Arts & Crafts Company Ltd are the guarantors for this loan and take joint and several liabilities.

(12) Short term loan (No.2010043001210). The term of this loan agreement is from April 30, 2010 to April 29, 2011, with an interest rate of 9.558% per annum. The loan is to be used as our working fund to purchase raw materials, which should be repaid from our sales income or others. Shandong Cao County Shengfeng Food Limited is the guarantor for this loan and takes joint and several liabilities.

(13) Short term loan (No.2009083101210). The term of this loan agreement is from August 31, 2009 to August 31, 2010, with an interest rate of 9.558% per annum. The loan is to be used as our working fund, which should be repaid from our sales income. Shandong Cao County Shengfeng Food Limited, Shandong Cao County Senyuan Lvse Food Limited, Shandong Cao County Kangli Yinpin Limited and Cao County Yangguang Arts & Crafts Limited are the guarantors for this loan and take joint and several liabilities.

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

Revenue recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the customers, the selling price is fixed or determinable, and collection is reasonable assured. The Company generally recognizes revenues when shipments clear the Chinese customs department. The Company offers varying payment terms for its customers and is generally responsible for paying the delivery cost of its products.

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

As of December 31, 2009 and 2008, we had outstanding gross accounts receivables of $17,204,380 and $6,673,115, respectively, and allowance for bad debts of $370,582 and $333,656, respectively. We believe that these outstanding amounts will be collected pursuant to the terms, conditions, and within the time frames agreed upon between our customers.  During the reported periods, we did not experience any material problems relating to distributor payments and had no specific additional bad debt write-offs. In terms of our liquidity, we reflect the extended interest-free unsecured credit in our cash flows for the reported periods. Therefore, we anticipate no changes from past cash flow patterns.

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

As of December 31, 2009 and 2008, we had an inventory balance of $10,353,746 and $17,336,566, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Attestation Report of the Registered Public Accounting Firm

Amendment No.1 does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Amendment No.1.

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

Zhiyu Wang, became our Chief Financial Officer in November 2009.  Mr. Wang joined Shandong in 1986 and served as its Financial Manager and since August 2000, he has served, and continues to serve, as Shandong’s Chief Financial Officer. He has over 20-years of experience in finance management. Mr. Wang received his accountant certificate in 1978. Mr. Wang is responsible for our financial operation and accounting treatment.  Mr. Zhiyu Wang resigned as our Chief Financial Officer on March 30, 2010, but will continue to be the Chief Financial Officer for Shandong.

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

Indemnification of Officers and Directors

Our amended certificate of incorporation limits the personal liability of directors for breach of fiduciary duty to the maximum extent permitted by the General Corporation Law of the State of Delaware, referred to herein as the “DGCL”. Our amended certificate of incorporation provides that no director will have personal liability to us or to our stockholders for monetary damages for breach of fiduciary duty or other duty as a director. However, these provisions do not eliminate or limit the liability of any of our directors for any of the following:

☐	any breach of their duty of loyalty to us or our stockholders;
☐	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
☐	voting or assenting to unlawful payments of dividends or other distributions; or
☐	any transaction from which the director derived an improper personal benefit.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(A) Financial Statements
See index to Financial Statements on Page F-1.

(B) Exhibits.

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation. (1)

3.1(a)	Certificate of Amendment of Certificate of Incorporation. (2)

3.2	Bylaws (1)

10.1	Stock Exchange and Reorganization Agreement dated October 22, 2009. (3)

10.2	Assignment and Assumption Agreement dated November 5, 2009, by and between Mobile Presence Technologies, Inc. and Timothy Lightman. (3)

10. 3	Form of Share Holding Agreement, dated September 14, 2009, between us and each of nine other shareholders. (4)

10.4	Maximum Amount Guarantee Agreement dated May 15, 2008, by and between Shandong Caopu Arts & Crafts Co., Ltd and Bank of Chin, Cao Country Branch.(3)

10.5	Maximum Amount Guarantee Contract (No. Year 2009 Di Xie Zi 001), dated August 25, 2009, by and between Shandong Caopu Arts & Crafts Co., Ltd. and Bank of Chin, Cao Country Branch.

10.6	Maximum Amount Guarantee Contract (No. Year 2009 Di Xie Zi 002), dated November 11, 2009, by and between Shandong Caopu Arts & Crafts Co., Ltd. and Bank of Chin, Cao Country Branch.

10.7	Employment Agreements, by and between Shandong Caopu Arts & Crafts Co., Ltd and each of Jinliang Li, Jiawei Li, Zhiyu Wang and Zhiqiang Zhong. (3)

21.1	List of Subsidiaries. (3)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to registration statement on Form SB-2 filed with the SEC on November 28, 2007.
(2) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2010.
(3) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 12, 2009.
(4) Incorporated by reference to our original Annual Report on Form 10-K filed with the SEC on April 15, 2010

(C) Financial Statement Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA SHANDONG INDUSTRIES, INC.
June 26, 2010
	By:	/s/ Jinliang Li
Jinliang Li, Chief Executive Officer
(Principal Executive Officer)

	By :	/s/ Yuhong Lei
Yuhong Lei, CFO
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Signature	Date	Capacities

Jinliang Li	/s/ Jinliang Li	June 26, 2010	Director and CEO

Yuhong Lei	/s/ Yuhong Lei	June 26, 2010	CFO

Jiawei Li	/s/ Jiawei Li	June 26, 2010	Director

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
Bongiovanni & Associates
Certified Public Accountants
Cornelius, North Carolina
The United States of America
January 22, 2010, except for Note 23,
for which the date is April 13, 2010;
and except for Note 3, for which
the date is June 10, 2010

China Shandong Industries, Inc. and Subsidiaries
(FKA Mobile Presence Technologies, Inc.)
Consolidated Balance Sheets
As of December 31, 2009 and 2008

	(Restated)
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,185,839	$1,751,997
Trade accounts receivable	16,833,798	6,339,459
Inventories	10,353,746	17,336,566
Prepaid expenses	375,493	107,128
Deposits	767,204	-
Other receivables	295,752	22,499
TOTAL CURRENT ASSETS	30,811,832	25,557,649

FIXED ASSETS
Property, plant, and equipment	10,656,454	10,276,060
Accumulated depreciation	(3,309,354)	(2,437,091)
NET FIXED ASSETS	7,347,100	7,838,969

OTHER ASSETS
Land occupancy rights, net	76,834	82,127
Construction in progress	6,940,632	6,372
TOTAL OTHER ASSETS	7,017,466	88,499

TOTAL ASSETS	$45,176,398	$33,485,117

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings	$8,054,831	$5,946,962
Current portion of notes payable	-	2,638,136
Accounts payable	240,290	362,549
Other payables and accrued liabilities	731,329	1,118,408
Deposits received in advance	56,849	160,074
Taxes payable	643,476	266,907
Deferred tax liabilities	677,909	-

TOTAL CURRENT LIABILITIES	10,404,684	10,493,036

TOTAL LIABILITIES	10,404,684	10,493,036

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, 5,000,000 authorized, none issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 authorized, 25,725,000 issued and outstanding)	2,573	2,315
Additional paid in capital	7,797,427	7,797,685
Statutory and discretionary surplus reserve	3,608,243	3,608,243
Accumulated other comprehensive income (loss)	(25,022)	216,500
Retained earnings	23,388,493	11,367,338
TOTAL STOCKHOLDERS' EQUITY	34,771,714	22,992,081

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,176,398	$33,485,117

See accompanying notes to these consolidated financial statements and auditors' report.

China Shandong Industries, Inc. and Subsidiaries
(FKA Mobile Presence Technologies, Inc.)
Consolidated Statements of Income and Comprehensive Income
For the years ended December 31, 2009 and 2008

	(Restated)
	2009	2008

Revenues
Sales	$69,435,044	$42,197,393
Cost of goods sold (excluding depreciation and amortization)	49,360,775	31,570,829

Operating expenses
Selling and marketing	831,245	686,104
Research and development expenses	502,584	403,339
General and administrative	1,463,818	1,464,250
Total Operating Expenses	2,797,647	2,553,693

Income from continuing operations	17,276,623	8,072,871

Other income (expenses)
Finance income (costs)	(753,093)	(751,865)
Other income	202,851	367,099
Non-operating income (expense)	(611,339)	27,807
Total other income (expense)	(1,161,581)	(356,959)

Income from operations before income taxes	16,115,042	7,715,912

Income taxes – current	3,415,978	1,953,918
Income taxes - deferred	677,909	-

Net income	12,021,155	5,761,994

Other comprehensive income
Foreign currency translation adjustment	(241,522)	746,119

Comprehensive income	$11,779,634	$6,508,113

Basic and fully diluted net income per common share	$0.49	$0.25

Weighted average common shares outstanding	24,438,750	23,152,500

See accompanying notes to these consolidated financial statements and auditors’ report.

China Shandong Industries, Inc. and Subsidiaries
(FKA Mobile Presence Technologies, Inc.)
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008

	(Restated)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	12,021,155	5,761,994
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	808,101	656,700
Amortization	5,293	5,293
Loss on disposal of property, plant and equipment	626,258	-
Changes in operating assets and liabilities:
Trade accounts receivable	(10,498,909)	(1,576,587)
Prepaid expenses	(268,063)	520,539
Inventories	6,969,737	(6,440,180)
Other receivables	(274,030)	182,387
Deposits	(767,204)	-
Accounts payable	(121,932)	(493,591)
Taxes payable	376,615	592,864
Deferred tax liabilities	677,909	-
Other payables and accrued liabilities	(385,017)	(303,540)
Deposits received in advance	(103,060)	153,666
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,066,854	(940,455)

CASH FLOWS FROM INVESTING ACTIVITIES:

Disposals of property, plant, and equipment	-	293,904
Expenditures for property, plant, and equipment	(1,121,964)	(1,094,614)
Additions to construction in progress	(6,931,355)	125,685

NET CASH (USED IN) INVESTING ACTIVITIES	(8,053,319)	(675,026)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal repayments of short term borrowings	(3,676,471)	(360,969)
Proceeds from short term borrowings	5,787,983	1,754,245
Dividend distribution	-	(224,755)
Borrowings of notes payable	-	6,359,126
Repayments of notes payable	(2,635,020)	(4,893,495)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(523,508)	2,634,152

Foreign currency adjustment	(56,185)	156,751

NET INCREASE IN CASH AND CASH EQUIVALENTS	433,842	1,175,422

CASH AND CASH EQUIVALENTS:
Beginning of year	1,751,997	576,575

End of year	$2,185,839	$1,751,997

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$621,619	$566,289
Taxes	$3,415,978	$1,953,918

See accompanying notes to these consolidated financial statements and auditors' report.

China Shandong Industries, Inc. and Subsidiaries
(FKA Mobile Presence Technologies, Inc.)
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2009 and 2008

						Statutory	Accumulated
	Common Stock,		Preferred Stock,		Additional	and	Other		Total
	$.0001 par value		$.0001 par value		Paid in	Surplus	Income	Retained	Stockholders'
	(Shares)	(Amount)	(Shares)	(Amount)	Capital	Reserve	(Loss)	Earnings	Equity

Balances as of January 1, 2008	23,152,500	$2,315	-	$-	$7,797,685	$3,608,243	$(529,618)	$5,605,344	$16,483,969

Net income for the year ended December 31, 2008	-	-	-	-	-	-	-	5,761,994	5,761,994

Foreign currency translation gain for 2008	-	-	-	-	-	-	746,118	-	746,118

Balances as of December 31, 2008	23,152,500	$2,315	-	$-	$7,797,685	$3,608,243	$216,500	$11,367,338	$22,992,081

Recapitalization due to reverse acquisition	2,572,500	258	-	-	(258)	-	-	-	-
Net income for the year ended December 31, 2009	-	-	-	-	-	-	-	12,021,155	12,021,155

Foreign currency translation loss for 2009	-	-	-	-	-	-	(241,522)	-	(241,522)

Balances as of December 31, 2009	25,725,000	$2,573	-	$-	$7,797,427	$3,608,243	$(25,022)	$23,388,493	$34,771,714

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

On October 22, 2009, the Company entered into a Stock Exchange and Reorganization Agreement (the “Agreement”), by and among the Company, Tianwei International Development Corporation, an Oregon Corporation (“TIDC”), CAOPU Enterprise Limited, a company organized under the laws of the British Virgin Islands (“Caopu”), London Financial Group Ltd., a company organized under the laws of the British Virgin Islands (“LFG”), Phoebus Vision Investment Developing Group, Ltd., a company organized under the laws of the British Virgin Islands (“Phoebus”), and Timothy Lightman (“TL”), pursuant to which the Company acquired all of the issued and outstanding capital stock of TIDC owned by each of CAOPU, LFG and Phoebus in exchange for an issuance by the Company of an aggregate of 23,152,500 shares of Common Stock of the Company, with a par value of $0.0001 per share (the “MBPI Common Stock”), to Caopu, LFG and Phoebus. The shares of MBPI Common Stock were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

In addition, TL, the owner of 14,625,000 shares of MBPI Common Stock (“TL’s MBPI Shares”), representing approximately 93% of the 15,697,500 issued and outstanding shares of the Company’s Common Stock, delivered a stock certificate or stock certificates representing 13,125,000 of TL’s MBPI Shares to the Company for cancellation.

On November 5, 2009, pursuant to a separate Assignment and Assumption Agreement by and between the Company and TL, the Company assigned, in fee simple absolute, all of its assets of any kind whatsoever excepting only its rights under the Agreement, including, but not limited to those assets related to its proposed cellular telephone application to TL. TL assumed all of the indebtedness or other obligations of the Company in existence on the date hereof, excluding only its obligation to perform under the Agreement, including, but limited to any obligations for attorney fees, accountant fees, taxes and transfer agent fees and agreed to indemnify and hold the Company harmless against the same provided the Company gave prompt notice of any claim for indemnification.

The transaction was effectively completed on November 6, 2009, which has been accounted for as a reverse acquisition and recapitalization of the Company, through a wholly-owned subsidiary, TIDC, whereby TIDC is deemed to be the ultimate accounting acquirer (legal acquiree) and the Company to be the ultimate accounting acquiree (legal acquirer). The accompanying consolidated financial statements for the fiscal year ended December 31, 2008 are in substance those of TIDC, including the historical assets and liabilities, and the historical results and operations of TIDC since it is prior to the date of the reverse acquisition. The accompanying consolidated financial statements for the fiscal year ended December 31, 2009 are in substance those of TIDC, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of stock exchange transaction. The Company is deemed to be a continuation of the business of TIDC, through its wholly-owned subsidiary, Shandong Caopu Arts & Crafts Co., Ltd. (“SCAC”), a PRC-based company incorporated on August 15, 2000 under the laws of the PRC. Accordingly, the accompanying consolidated financial statements for the fiscal year ended December 31, 2009 include the following:

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

The entities which were party to the reorganization were not related to each other.

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

The Company’s business model is original equipment manufacturer (OEM) for North American and European manufacturers.

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

Land occupancy right, net

Land use right is recorded at cost less accumulated amortization. Amortization is provided over the term of the land use right agreement on a straight-line basis over the term of the agreement, which is 20 years.

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

Revenue recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the customers, the selling price is fixed or determinable, and collection is reasonable assured. The Company generally records revenues when shipments clear the Chinese customs department. The Company offers varying payment terms for its customers and is generally responsible for paying the delivery cost of its products.

Cost of goods sold (excluding depreciation and amortization)

Cost of goods sold consists primarily of costs of raw materials and direct labor, and other costs directly attributable to the production of products. Write-down of inventories to lower of cost or market is also recorded in cost of goods sold.

The depreciation and amortization expenses, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of our distribution network are excluded from cost of goods sold.

Selling expenses

Selling expenses mainly consist of advertising, shipping and handling costs, exhibition expenses, inspection costs, and the other costs of our distribution network which are expensed as incurred during the selling activities.

General and administrative expenses

General and administrative expenses consist of depreciation and amortization expenses, office expenses, staff welfare, utilities, labor protection and salaries which are expensed as incurred at the administrative level.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the years ended December 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2009 and 2008, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major business in the PRC and is subject to tax in that jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Also see Note 16.

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

3.           RESTATEMENT OF FINANCIAL STATEMENTS

On June 17, 2010, the Company’s management concluded that the Company’s audited financial statements for the year ended December 31, 2009 and the Company’s unaudited quarterly financial statements for the quarter ended March 31, 2010 should no longer be relied upon.  Specifically, the Company’s revenues were understated by $9,885,472 for the year ended December 31, 2009 and overstated by $54,831 for the quarter ended March 31, 2010 with an overstatement of inventories by $7,173,838 as of December 31, 2009 and $7,150,617 as of March 31, 2010.  The facts underlying the Company’s original conclusion is that all of such revenues are not recognized until the Company physically receives the clearance paper from Chinese customs department (“Customs”). However, there exists a gap between the receiving date and the approval date by the Customs. The Company believes the approval date by Chinese Customs generally represents the date that the title of the goods being passed onto to buyers and should be appropriate and persuasive evidence for revenue recognition. Accordingly, all the financial statements for the year ended December 31, 2009 and for the quarter ended March 31, 2010 are restated. The Company did not find any understatement in revenues for the comparative year ended December 31, 2008 and the comparative quarter ended March 31, 2009.

The following table sets forth all the accounts in the original amounts and restated amounts, respectively.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

3.           RESTATEMENT OF FINANCIAL STATEMENTS (CONT’D)

As of December 31, 2009

	(Original)	(Restated)

Trade accounts receivable, net	$6,948,326	$16,833,798
Inventories	17,527,584	10,353,746
Deferred tax liabilities	-	677,909
Retained earnings	$21,354,768	$23,388,493

For the year ended December 31, 2009

	(Original)	(Restated)

Sales	$59,549,572	$69,435,044
Cost of goods sold (excluding depreciation and amortization)	42,186,937	49,360,775
Income taxes - deferred	-	677,909
Net income	$9,987,430	$12,021,155

4.           RESTRICTED CASH AND CASH EQUIVALENTS

According to the contract between the Company and the bank in which it has loans payable to, $-0- and $1,407,006 at December 31, 2009 and 2008, respectively, is invested into certain designated accounts related to guarantees for notes payable.

5.           TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable is comprised of the following amounts at the respective dates:

	As of December 31,
	2009	2008
	(Restated)

Gross trade accounts receivable from customers	$17,204,380	$6,673,115
Allowance for doubtful customer accounts	(370,582)	(333,656)

	$16,833,798	$6,339,459

Bad debt expense of $36,926 and $99,506 was recognized during the years ended December 31, 2009 and 2008, respectively, in the accompanying consolidated income statements.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

6.	INVENTORIES

Inventories are comprised of the following amounts at the respective dates:

	As of December 31,
	2009	2008
	(Restated)

Raw materials	1,462,682	$546,420
Packaging materials	23,813	23,316
Work in process	2,191,570	1,529,163
Finished goods	6,675,681	15,237,667

	10,353,746	17,336,566
Provision for obsolete inventories	-0-	-0-

	$10,353,746	$17,336,566

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of December 31,
	2009	2008
	(Restated)	(Restated)
Cost:
Buildings	$6,158,887	$6,898,918
Machinery, equipment and furniture	4,497,567	3,377,142

	10,656,454	10,276,060
Accumulated depreciation	(3,309,354)	(2,437,091)

Net	$7,347,100	$7,838,969

During the reporting periods, depreciation expense is included in the following accounts on the accompanying consolidated income statements:

	Years ended December 31,
	2009	2008
	(Restated)	(Restated)

General and administrative expenses	$808,101	$656,700

	$808,101	$656,700

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

8.	LAND OCCUPANCY RIGHTS

	As of December 31,
	2009	2008
	(Restated)	(Restated)

Land occupancy rights	98,887	98,887

Less: Accumulated amortization	(22,053)	(16,760)

Land occupancy rights, net	$76,834	$82,127

During the reporting periods, amortization expense is included in the following accounts on the accompanying consolidated income statements:

	Years ended December 31,
	2009	2008
	(Restated)	(Restated)

General and administrative expenses	$5,293	$5,293

	$5,293	$5,293

9.	SHORT-TERM BORROWINGS

The Company’s outstanding principal balances on its short-term borrowings are payable as follows:

	As of December 31,
	2009	2008

Puliangji Credit Cooperative, .9% interest rate, due August 31, 2009	$-0-	$278,470
Bank of China, 5.832% to 6.372% interest rates, due no later than November 17, 2010	3,514,835	4,423,010
Commercial Bank (Heze branch), 7.965% interest rate, due no later than September 28, 2010	4,539,996	1,172,505
Various other loans, interests rates ranging from .612% to 1.1826%, due in various dates within upcoming 12 month operating cycle	-0-	72,977

	$8,054,831	$5,946,962

As of December 31, 2009, a portion of short-term borrowings from Bank of China are secured by certain assets of the Company. Specifically, $1,523,092 in short-term borrowings is secured by the Company’s property with a net book value of $5,211,871, and $234,321 in short-term borrowings is secured by the Company’s equipment with a net book value of $1,870,903.

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

11.	OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31,
	2009	2008

Salary and welfare payable	$105,246	$304,675
Accrued expenses	21,818	12,308
Other payables	604,265	801,425

	$731,329	$1,118,408

Staff welfare payable represents accrued staff medical, industry injury claims; labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

12.	REGISTERED AND PAID UP CAPITAL

The Company is a Sino-foreign joint enterprise and therefore the capital stock, consistent with most of the PRC enterprises, is not divided into a specific number of shares having a stated nominal amount.

The Company’s registered capital of $7,800,000 was fully paid up on April 28, 2008.

13.	STATUTORY AND DISCRETIONARY SURPLUS RESERVE

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

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

14.	COST OF GOODS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION)

Cost of goods sold consists primarily of costs of raw materials and direct labor, and other costs directly attributable to the production of products. Write-down of inventories to lower of cost or market is also recorded in cost of goods sold.

The following table sets forth the breakdown of our cost of goods sold for the years ended December 31, 2009 and 2008, respectively.

	Years ended December 31,
	2009	2008

Direct Materials	$38,147,336	$24,722,362
Indirect Materials	8,053,710	4,769,082
Direct Labor	2,484,139	1,614,503
Outbound Freights	675,589	464,882
Cost of Goods Sold	$49,360,774	$31,570,829

The depreciation and amortization expenses, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of our distribution network are excluded from cost of goods sold.

The following table sets forth the amount of excluded costs for the years ended December 31, 2009 and 2008, respectively.

	Years ended December 31,
	2009	2008

Depreciation expenses	$808,101	$656,700
Amortizations	5,293	5,293
Inbound freight charges	386,047	293,777
Inspection costs	76,132	50,466

15.	SELLING AND MARKETING EXPENSES

Selling and marketing expenses were $831,245 and $686,104 for the years ended December 31, 2009 and 2008, respectively, including $416,811 and $311,258 in shipping and handling expenses for the years, respectively. Selling and marketing expenses mainly consist of advertising, shipping and handling costs, exhibition expenses, inspection costs, and the other costs of our distribution network which are expensed as incurred during the selling activities.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

16.	INCOME TAXES

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

	Year ended December 31
	2009	2008
	(restated)

EIT rate in effect for the year	25%	25%
Profits before income tax	$16,115,042	$7,715,912
Income tax	$4,093,887	$1,953,918

The effective income taxes differ from the above PRC statutory EIT rates as follows:

	Year ended December 31,
	2009	2008
	(restated)

Provision for income taxes at statutory EIT rate	$4,028,760	$1,928,978
Non-deductible items for tax purposes	65,127	24,940

Income taxes	$4,093,887	$1,953,918

Income tax expense is summarized as follows:

	Year ended December 31,
	2009	2008
	(restated)

Current	$3,415,978	$1,953,918
Deferred change	677,909	-

Income taxes expense	$4,093,887	$1,953,918

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

Current portion:	Years ended December 31,
	2009	2008
	(restated)

Sales cut-off	$(677,909)	$-
Total deferred tax liabilities	$(677,909)	$-
Net deferred tax liabilities	$(677,909)	$-

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

18.	CONTINGENCIES

The Company had no contingencies existing as of December 31, 2009 and 2008.

19.	RELATED PARTY TRANSACTIONS

The Company had no material transactions carried out with its related parties during 2009 and 2008.

20.	INCOME PER SHARE

The basic earnings per share were calculated using the net income and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the recapitalization of the Company in the Exchange and the forward stock split.

The Company had no dilutive instruments as of December 31, 2009 and 2008.

21.	CAPITAL TRANSACTIONS

1)
On November 6, 2009, the Company completed a stock exchange transaction with the equity owners of TIDC. 23,152,500 shares of common stock were issued by the Company in exchange for 100% interest in TIDC, representing 90.0% of the Company’s outstanding common stock.

2)
On November 6, 2009, Timothy Lightman, the owner of 14,625,000 shares of the Company’s Common Stock delivered a stock certificate or stock certificates representing 13,125,000 shares of the Company’s Common Stock to the Company for cancellation.

3)
On November 20, 2009, the Board of Directors of the Company adopted a resolution approving a one for fifteen forward split of the Company’s Common Stock. Accordingly, the Company’s outstanding Common Stock on the basis of 1 outstanding share being changed to 15 outstanding shares. Each shareholder’s percentage ownership in the Company (and relative voting power) will remain essentially unchanged as a result of the forward split. The forward split took effective on December 3, 2009, and the shares disclosed hereto have been adjusted to reflect the forward stock split.

The consolidated statement of equity and the earnings per share numbers in the financial statements have been restated per FASB 128 paragraph 134.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

22.	CONCENTRATIONS AND RISKS

The Company's operations are carried out in the People’s Republic of China (“PRC”). Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

(a)	Major customers

For the years ended December 31, 2009 and 2008, 100% of the Company’s assets were located in the PRC, and certain customers accounted for greater than 5% in revenues.

The following tables set forth our top three customers individually comprising 42% and 32% of net revenue for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009

Customers	Revenues		Accounts Receivable

Customer A	$20,103,933	29%	$2,144,925
Customer B	4,825,926	7%	887,619
Customer C	4,238,290	6%	1,309,762

Total:	$29,168,149	42%	$4,342,306

As of December 31, 2008

Customers	Revenues		Accounts Receivable

Customer D	$6,919,456	16%	$-
Customer E	3,276,227	8%	-
Customer F	3,322,859	8%	867,347

Total:	$13,518,542	32%	$867,347

(b)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

23.	SUBSEQUENT EVENTS

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

Subsequent to year end, the Company entered into an engagement agreement with Rodman & Renshaw, LLC (“Rodman”) to provide services with respect to a registered public offering of the Company. The features of the registered payment arrangement include a term which expires on July 6, 2010 and a proposed issuance of a common stock instrument and related warrants conditional upon market acceptance, due diligence and execution of a definitive underwriting agreement by both parties. The registered public offering will consist of the sale of approximately $20 million of the common stock of the Company. The actual size of the offering, the precise number of common shares, and the offering price per share will be the subject of negotiations between the aforementioned parties among other factors. The underwriting agreement will grant Rodman an option, exercisable within 45 days after the closing of the offering, to acquire up to an additional 15% of the total number of shares to be offered by the Company in the offering, solely for the purpose of covering over-allotments. The Company will pay Rodman an underwriting commission of 7% of the public offering. The Company paid a $25,000 advance to Rodman which shall be applied against the non-accountable expense allowance. As additional compensation for Rodman’s services, the Company shall issue to Rodman or its designees at the closing warrants to purchase that number of shares of common stock equal to 5% of the aggregate number of shares sold in the offering (excluding the over-allotment option). These warrants will be exercisable at any time during the 4 year period commencing from one year from the closing, at a price per share equal to 125% of the public offering price per share of common stock at the offering. The maximum potential undiscounted amount of consideration that the Company would be required to be issue is $23 million including the above mentioned over-allotment.

24.	SEGMENTS

The Company determined that it do not operate in any material, separately reportable operating segments as of December 31, 2009 and 2008.