Form 10-Q/A
period 2010-03-31
China Shandong Industries, Inc.
filed 2010-06-28
CIK 1417192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 25,725,000 shares of common stock are issued and outstanding as of May 13, 2010.

TABLE OF CONTENTS

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ending March 31, 2010, which was originally filed with the Securities and Exchange Commission on May 13, 2010. On June 17, 2010, our management concluded that the unaudited financial statements for the quarter ended March 31, 2010 could no longer be relied upon because of errors in those financial statements, and that the Company would restate those financial statements to make the necessary accounting corrections.

This Amendment No.1 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010 is being filed to reflect restatement of the Company’s unaudited financial statements for the quarter ended March 31, 2010 under Item 1. In connection with such restatement, the Company has also supplemented Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 6 of Part II to include current certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, included as Exhibits 31.1, 31.2 and 32 to this Amendment No.1.

Except as specifically referenced herein, this Amendment Quarterly Report on Form 10-Q/A does not reflect any event occurring subsequent to May 13, 2010, the filing date of the Company’s original report.

Item 1. Financial Statements.
China Shandong Industries, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009

	(Restated)	(Restated)
	March 31, 2010	December 31, 2009
		(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,455,275	$2,185,839
Trade accounts receivable	17,788,731	16,833,798
Inventories	11,048,539	10,353,746
Prepaid expenses	642,492	375,493
Deposits	-	767,204
Other receivables	166,978	295,752
TOTAL CURRENT ASSETS	33,102,014	30,811,832

FIXED ASSETS
Property, plant, and equipment	10,836,686	10,656,454
Accumulated depreciation	(3,509,570)	(3,309,354)
NET FIXED ASSETS	7,327,116	7,347,100

OTHER ASSETS
Land occupancy rights, net	75,511	76,834
Construction in progress	8,510,258	6,940,632
TOTAL OTHER ASSETS	8,585,769	7,017,466

TOTAL ASSETS	$49,014,899	$45,176,398

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings	$7,910,581	$8,054,831
Accounts payable	598,631	240,290
Other payables and accrued liabilities	445,388	731,329
Deposits received in advance	60,263	56,849
Taxes payable	747,163	643,476
Deferred tax liabilities	670,006	677,909
TOTAL CURRENT LIABILITIES	10,432,032	10,404,684

TOTAL LIABILITIES	10,432,032	10,404,684

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, 5,000,000 authorized, none issued and outstanding as of March 31, 2010 and December 31, 2009)	-	-
Common stock ($.0001 par value, 100,000,000 authorized, 25,725,000 issued and outstanding as of March 31, 2010 and December 31, 2009)	2,573	2,573
Additional paid in capital	7,797,427	7,797,427
Statutory and discretionary surplus reserve	3,608,243	3,608,243
Accumulated other comprehensive income (loss)	269,557	(25,022)
Retained earnings	26,905,067	23,388,493
TOTAL STOCKHOLDERS' EQUITY	38,582,867	34,771,714

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,014,899	$45,176,398

See accompanying notes to these financial statements and auditors' report

China Shandong Industries, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income and Comprehensive Income
For the Three Months ended March 31, 2010 and 2009

	For the three months ended
	March 31, 2010	March 31, 2009
	(Restated)
Revenues
Sales	$19,406,737	$14,495,795
Cost of goods sold (excluding depreciation and amortization)	13,801,401	11,145,799

Operating expenses
Selling and marketing	237,577	160,238
Research and development expenses	251,136	150,165
General and administrative	263,304	108,060
Total Operating Expenses	752,017	418,463

Income from continuing operations	4,853,318	2,931,533

Other income (expenses)
Finance income (costs)	(247,095)	(128,885)
Other operating income(cost)	-	140,721
Non-operating income	93,318	(1,305)
Total other income (expense)	(153,778)	10,530

Income from operations before income taxes	4,699,541	2,942,063

Income taxes – current	(512,960)	706,635
Income taxes - deferred	(670,006)	-

Net income	$3,516,574	$2,235,428

Other comprehensive income
Foreign currency translation adjustment	294,579	7,194

Comprehensive income	$3,811,153	$2,242,622

Basic and fully diluted net income per common share	$0.14	$0.09

Weighted average common shares outstanding	25,725,000	25,725,000

See accompanying notes to these financial statements and auditors' report.

China Shandong Industries, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For the Three Months ended March 31, 2010 and 2009

	For the three months ended
	March 31, 2010	March 31, 2009
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$3,516,574	$2,235,428
Loss of disposal of fixed assets(loss of net value of fixed assets)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	200,216	179,805
Amortization	1,323	1,323
Changes in operating assets and liabilities:
Trade accounts receivable	(952,910)	(3,401,142)
Prepaid expense	379,367	(95,830)
Inventories	(694,269)	1,704,333
Other receivables	128,844	(192,729)
Accounts payable	358,243	493,496
Taxes payable	103,498	(995,609)
Deferred tax liabilities	(7,903)	-
Other payables and accrued liabilities	122,188	(221,633)
Deposits received in advance	3,398	1,158

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,158,570	(291,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase for property, plant, and equipment	(180,232)	-
Disposals of property, plant and equipment	-	14,264
Additions to construction in progress	(1,567,556)	(791)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,747,788)	13,473

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of short term borrowings	(146,479)	-
Proceeds from short term borrowings	-	1,391,554

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(146,479)	1,391,554

Foreign currency adjustment	5,134	127

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,269,436	1,113,753

CASH AND CASH EQUIVALENTS:
Beginning of period	2,185,839	1,751,997

End of period	$3,455,275	$2,865,750

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$247,096	$128,834
Taxes	$982,542	$599,403

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

On November 5, 2009, pursuant to a separate Assignment and Assumption Agreement by and between the Company and Mr. Lightman, the Company assigned, in fee simple absolute, all of its assets of any kind whatsoever excluding only its rights under the Agreement, including, but not limited to those assets related to its proposed cellular telephone application to Mr. Lightman. Mr. Lightman assumed all of the indebtedness or other obligations of the Company in existence on the date thereof, excluding only its obligation to perform under the Agreement, including, but limited to any obligations for attorney fees, accountant fees, taxes and transfer agent fees and agreed to indemnify and hold the Company harmless against the same.

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

 The entities which were parties to the reorganization were not related to each other.

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
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Land occupancy right, net

Land use rights are recorded at cost less accumulated amortization. Amortization is provided over the term of the land use right agreement on a straight-line basis over the term of the agreement, which is 20 years.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Also see Note 14.

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

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

3.           RESTATEMENT OF FINANCIAL STATEMENTS

On June 17, 2010, the Company’s management concluded that the Company’s audited financial statements for the year ended December 31, 2009 and the Company’s unaudited quarterly financial statements for the quarter ended March 31, 2010 could no longer be relied upon.  Specifically, the Company’s revenues were understated by $9,885,472 for the year ended December 31, 2009 and overstated by $54,831 for the quarter ended March 31, 2010 with an overstatement of inventories by $7,173,838 as of December 31, 2009 and $7,150,617 as of March 31, 2010.  The facts underlying the Company’s original conclusion is that all of such revenues are not recognized until the Company physically receives the clearance paper from Chinese customs department (“Customs”). However, there exists a gap between the receiving date and the approval date by Customs. The Company believes the approval date by Customs should be an appropriate and persuasible evidence for revenue recognition. Accordingly, all the financial statements for the year ended December 31, 2009 and for the quarter ended March 31, 2010 are restated. The Company did not find any understatement in revenues for the comparative year ended December 31, 2008 and the comparative quarter ended March 31, 2009.

The following table sets forth all the accounts in the original amounts and restated amounts, respectively.

As of March 31, 2010
	(Original)	(Restated)

Trade accounts receivable, net	$7,958,089	$17,788,731
Inventories	18,199,156	11,048,539
Deferred tax liabilities	-	670,006
Accumulated other comprehensive income (loss)	(17,585)	269,557
Retained earnings	$25,182,191	$26,905,067

For the three months ended March 31, 2010
	(Original)	(Restated)

Sales	19,461,568	19,406,737
Cost of goods sold (excluding depreciation and amortization)	13,824,621	13,801,401
Income taxes - current	1,190,869	512,960
Income taxes – deferred	-	670,006
Net income	3,540,282	3,516,574

4.           RESTRICTED CASH AND CASH EQUIVALENTS

According to the contract between the Company and the bank in which it has loans payable to, $0 and $246,106 at March 31, 2010 and 2009, respectively, is invested into certain designated accounts related to guarantees for notes payable.

5.           TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable is comprised of the following amounts at the respective dates:

	As of
	12/31/09	3/31/10
	Audited	Unaudited

	(Restated)	(Restated)

Gross trade accounts receivable from customers	$17,204,380	$18,159,416

Allowance for doubtful customer accounts	(370,582)	(370,685)

	$16,833,798	$17,788,731

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

5.           TRADE ACCOUNTS RECEIVABLE (CONT’D)

Bad debt expense of $0 and $0 was recognized during the three months ended March 31, 2010 and 2009, respectively, in the accompanying consolidated income statements.

6.           INVENTORIES

Inventories are comprised of the following amounts at the respective dates:

	As of
	12/31/09	3/31/10
	Audited	Unaudited

	(Restated)	(Restated)

Raw materials	$1,462,682	$1,586,793
Packaging materials	23,813	30,249
Work in process	2,191,570	2,564,759
Finished goods	6,675,681	6,866,738

	10,353,746	11,048,539
Provision for obsolete inventories	-0-	-0-

	$10,353,746	$11,048,539

7.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	12/31/09	3/31/10
	Audited (Restated)	Unaudited (Restated)
Cost:
Buildings	$6,158,887	$6,108,591
Machinery, equipment and furniture	4,497,567	4,728,045

	10,656,454	10,836,686
Accumulated depreciation	(3,309,354)	(3,509,570)

Net	$7,347,100	$7,327,116

During the reporting periods, depreciation expense is included in the following accounts on the accompanying consolidated income statements:

	Three months ended
	3/31/09	3/31/10

General and administrative expenses	$179,805	$200,216

	$179,805	$200,216

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

8.           LAND OCCUPANCY RIGHTS

	As of
	12/31/09	3/31/10
	Audited (Restated)	Unaudited (Restated)

Land occupancy rights	98,887	98,887

Less: Accumulated amortization	(22,053)	(23,376)

Land occupancy rights, net	$76,834	$75,511

During the reporting periods, amortization expense is included in the following accounts on the accompanying consolidated income statements:
	Three months ended
	3/31/09	3/31/10

General and administrative expenses	$1,323	$1,323

	$1,323	$1,323

9.           SHORT-TERM BORROWINGS

The Company’s outstanding principal balances on its short-term borrowings are payable as follows:

	As of
	12/31/09	3/31/10
	Audited	Unaudited

Bank of China, 5.832% to 6.372% interest rates, due no later than November 17, 2010	3,514,835	3,369,322
Commercial Bank (Heze branch), 7.965% interest rate, due no later than September 28, 2010	4,539,996	4,541,259

	$8,054,831	$7,910,581

As of March 31, 2010, a portion of short-term borrowings from Bank of China are secured by certain assets of the Company. Specifically, $1,523,519 in short-term borrowings is secured by the Company’s property with a net book value of $5,135,679, and $234,388 in short-term borrowings is secured by the Company’s equipment with a net book value of $1,805,999.

The effects of imputed interest on the aforementioned below market interest rates are immaterial to the consolidated financial statements taken as a whole.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

10.         OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	12/31/09	3/31/10
	Audited	Unaudited

Salary and welfare payable	$105,246	$198,752
Accrued expenses	21,818	14,188
Other payables	604,265	232,447

	$731,329	$445,388

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

The following table sets forth the breakdown of our cost of goods sold for the three months ended March 31, 2009 and 2010, respectively.

	Three months ended
	3/31/2009	3/31/2010

Direct Materials	$8,750,299	$10,564,836
Indirect Materials	1,666,381	2,299,238
Direct Labor	565,062	769,246
Outbound Freights	164,057	168,081
Cost of Goods Sold	$11,145,799	$13,801,401

The depreciation and amortization expenses, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of our distribution network are excluded from cost of goods sold.

The following table sets forth the amount of excluded costs for the three months ended March 31, 2009 and 2010, respectively.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

12.	COST OF GOODS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION) (CONT’D)

	Three months ended
	3/31/2009	3/31/2010

Depreciation expenses	$179,805	$200,216
Amortizations	1,323	1,323
Inbound freight charges	115,208	188,639
Inspection costs	18,632	21,027

13.	SELLING AND MARKETING EXPENSES

Selling and marketing expenses were $160,238 and $237,577 for the three months ended March 31, 2009 and 2010, respectively, including $115,852 and $194,071 in shipping and handling expenses for the periods, respectively. Selling and marketing expenses mainly consist of advertising, shipping and handling costs, exhibition expenses, inspection costs, and the other costs of our distribution network which are expensed as incurred during the selling activities.

14.	INCOME TAXES

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

	Three months ended
	3/31/2009	3/31/2010
		(Restate)

EIT rate in effect for the year	25%	25%
Profits before income tax	$2,942,063	$4,699,541
Income tax	$706,635	$1,182,966

The effective income taxes differ from the above PRC statutory EIT rates as follows:

	Three months ended
	3/31/2009	3/31/2010
		(Restate)

Provision for income taxes at statutory EIT rate	$735,516	$1,174,884
Non-deductible and other various items for tax purposes	(28,881)	8,082

Income taxes	$706,635	$1,182,966

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

14.	INCOME TAXES (CONT’D)

Income tax expense is summarized as follows:

	Three months ended
	3/31/2009	3/31/2010
		(restated)

Current	$706,635	$512,960
Deferred change	-	670,006

Income taxes expense	$706,635	$1,182,966

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

Current portion:	Three months ended
	3/31/2009	3/31/2010
		(restated)

Sales cut-off	$-	$(670,006)
Total deferred tax liabilities	$-	$(670,006)
Net deferred tax liabilities	$-	$(670,006)

15.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan for all of its qualified employees in the PRC. The employer and the employees are each required to make contributions to the plan at the rates specified in the plan. The obligation of the Company with respect to retirement is to make the required contributions under the plan. No forfeited contributions are available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to expense in the accompanying consolidated statements of income. The Company contributed $0 for both three-month periods ended March 31, 2009 and 2010, respectively. The contribution, if any, is included in general and administrative expenses in the accompanying consolidated income statements.

16.	CONTINGENCIES

The Company had no contingencies existing as of March 31, 2009 and 2010.

17.	RELATED PARTY TRANSACTIONS

The Company had no material transactions carried out with its related parties during the three months ended March 31, 2009 and 2010.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

18.	INCOME PER SHARE

The following table sets forth the computation of basic earnings per share for the three months ended March 31, 2009 and 2010 indicated:

	Three months ended
	3/31/2009	3/31/2010
		(Restate)
Numerator:
Net income	$2,235,428	$3,516,574

Denominator:
Weighted average number of shares outstanding
Basic	25,725,000	25,725,000

Earnings (loss) per share
Basic and fully diluted	$0.09	$0.14

The basic earnings per share were calculated using the net income and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the recapitalization of the Company in the Exchange and the forward stock split.

The Company had no dilutive instruments as of March 31, 2009 and 2010.

19.	CONCENTRATIONS AND RISKS

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

For the three months ended March 31, 2009 and 2010, 100% of the Company’s assets were located in the PRC, and certain customers accounted for greater than 5% in revenues.

The following tables set forth our top three customers individually comprising 26% and 28% of net revenue for the three months ended March 31, 2009 and 2010, respectively.

For the three months ended March 31, 2009

Customers		Revenues		Accounts Receivable

Customer A		$2,174,369	15%	$1,113,095
Customer B		869,748	6%	502,101
Customer C		724,790	5%	1,495,222

	Total:	$3,768,907	26%	$3,110,419

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

19.	CONCENTRATIONS AND RISKS (CONT’D)

For the three months ended March 31, 2010

Customers		Revenues		Accounts Receivable

Customer D		$2,563,964	13%	$926,815
Customer E		1,806,429	9%	688,297
Customer F		1,262,558	6%	471,205

	Total:	$5,632,951	28%	$2,086,316

(b)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

20.	SUBSEQUENT EVENT

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

21.	SEGMENTS

The Company determined that it does not operate in any material, separately reportable operating segments as of March 31, 2009 and 2010.

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

Critical Accounting Policies

Unless otherwise noted, all translations from RMB to U.S. dollars were made at the middle rate published by the People’s Bank of China, or the middle rate, as of March 31, 2010, which was RMB6.8263 to $1.00. We make no representation that the RMB amounts referred to in this amendment to Quarterly Report on Form 10-Q/A could have been or could be converted into U.S. dollars at any particular rate or at all. On May 12, 2010, the middle rate was RMB 6.8271 to $1.00.

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

As of March 31, 2010 and December 31, 2009, we had outstanding gross accounts receivables of $18,159,416 and $17,204,380, respectively, and allowance for bad debts of $370,685 and $370,582, respectively. We believe that these outstanding amounts will be collected pursuant to the terms, conditions, and within the time frames agreed upon between our customers. During the reported periods, we did not experience any material problems relating to distributor payments and had no specific additional bad debt write-offs. In terms of our liquidity, we reflect the extended interest-free unsecured credit in our cash flows for the reported periods. Therefore, we anticipate no changes from past cash flow patterns.

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

As of March 31, 2010 and December 31, 2009, we had an inventory balance of $11,048,539 and $10,353,746, respectively.

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

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

(All amounts in U.S. dollars, except for the percentages)

Statements of Operations	For the three months ended March 31, 2010		For the three months ended March 31, 2009
	USD	% of Revenue	USD	% of Revenue

Revenues	$19,406,737	-%	$14,495,795	-%

Cost of Sales (excluding depreciation)	$13,801,401	71.1%	$11,145,799	76.9%

Operating expenses	$752,017	3.9%	$418,463	2.9%

Income from operations	$4,853,318	25.0%	$2,931,533	20.2%

Other income (expense)	$(153,778)	0.8%	$10,530	0.1%

Net income before income taxes	$4,699,541	24.2%	$2,942,063	20.3%

Net income	$3,516,574	18.1%	$2,235,428	15.4%

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

Revenue for the three months ended March 31, 2010 was $19,406,737, an increase of $4,910,942, or 33.9%, from $14,495,795 for the comparable period in 2009. For the three months ended March 31, 2010, our main products, wood furniture, straw-wicker, and handicraft products, generated sales of approximately $10.9 million, $7.6 million, and $0.9 million, respectively, or approximately 56.2%, 39.2% and 4.6% of our total revenues for the three months ended March 31, 2010. Sales of our wood furniture, straw-wicker and handicraft products generated sales of approximately $8.0 million, $6.2 million and $0.3 million, respectively, for the three months ended March 31, 2009, or approximately 55.2%, 42.8% and 2.1%, respectively, of our total revenues for such period.

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

Cost of goods sold for the three months ended March 31, 2010 was approximately $13,801,401, an increase of approximately $2,655,602, or approximately 23.8%, from approximately $11,145,799 for the comparable period in 2009. Such increase was due to more consumption of raw materials resulting from increased orders from our customers.

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

Our selling and marketing expenses for the three months ended March 31, 2010 was approximately $237,577, an increase of approximately $77,339 or 48.3% compared to approximately $160,238 for the comparable period in 2009. Such expenses include $194,071 and $115,852 in shipping and handling expenses for the three months ended March 31, 2010 and 2009, respectively. The increase resulted from the rise in transportation fee, port incidental charges and trade inspection fee that increased along with the sales revenue.

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

Our general and administrative expenses for the three months ended March 31, 2010 was approximately $514,440, an increase of approximately $256,216 or 99.2% compared to approximately $258,225 for the comparable period in 2009. Such increase in expenses resulted from an increase in legal fees, audit fees and other professional fees attributable to becoming a publicly traded company in the United States.

Research and Development

Our research and development expenditures, which were included in general and administrative expenses, totaled approximately $0.25 million in the three months ended March 31, 2010, an increase of approximately $0.1million, or 66.7% as compared to approximately $0.15 million in the same period of 2009. The increase was due to our growing investment in research and development of new products, including our proposed new furniture line. We expect our research and development expenditures would continue to increase as a result of further diversification of our product lines in the future.

Interest expense

Interest expense for the three months ended March 31, 2010 was $247,095, an increase of $118,210 or 91.7%, compared to $128,885 for the comparable period in 2009. The increase was due to the fact that, as of March 31, 2010, most of our short-term bank loans were granted by Commerical Bank Heze Branch, which charges a higher interest than other banks. In view of this situation, we are considering other banks which will provide lower interest rates based on our good credit record and strong income growth.

Income Tax Expense

Income tax expense for the three months ended March 31, 2010 was approximately $1,182,966, of which $512,960 was current and $670,006 was deferred due to sales cut-off. An increase of approximately $476,331 or 67.4% for the three months ended March 31, 2010, compared to the same period of 2009, which was primarily attributable to the increase in taxable profits as a result of significant increase in sales revenues. The income taxes are based on a statutory 25% effective tax rate in both years. There was no deferred income tax for the three months ended March 31, 2009.

Net income

Net income for three months ended March 31, 2010 was approximately $3,516,574, an increase of $1,281,146, or 57.3% as compared to $2,235,428 for the comparable period in 2009. Net income as a percentage of our sales revenues increased to 18.1% in the three months ended March 31, 2010 from 15.4% in the comparable period in 2009. The increase in net income was primarily attributable to our increased revenue less the effects of a correlative increase in cost of goods sold in the quarter ended March 31, 2010 versus the quarter ended March 31, 2009. In addition, there was an increase in income taxes in the quarter ended March 31, 2010 versus the quarter ended March 31, 2009 caused by an increase in income from operations before income taxes during the quarter ended March 31, 2010. This increase in income taxes lessened the effect of the increase in net income for the quarter ended March 31, 2010 versus the quarter ended March 31, 2009 just as the increase in cost of goods sold and the increase in operating expenses during the quarter ended March 31, 2010 versus the quarter ended March 31, 2009 did.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:

(All amounts in U.S. dollars)

	For the three months
	Ended March 31,
	2010*	2009*
	(Consolidated, unaudited)	(Consolidated, unaudited)

Net cash provided by/(used in) operating activities	$3,158,570	$(291,400)

Net cash (used in)/provided by investing activities	$(1,747,788)	$13,473

Net cash (used in)/provided by financing activities	$(146,479)	$1,391,554

Effect of Foreign currency translation	$5,134	$127

Net increase (decrease) in cash and equivalents	$1,269,436	$1,113,753

Cash and cash equivalents, beginning of period	$2,185,839	$1,751,997

Cash and cash equivalents, end of period	$3,455,275	$2,865,750

* The above financial data have been derived from our unaudited consolidated financial statements for the three months ended March 31, 2010 and 2009.

Operating Activities

Net cash provided by operating activities was approximately $3,158,570 for the three months ended March 31, 2010, compared to net cash outflow of approximately $291,400 used in operations for the comparable period in 2009. Positive cash flows during the three months ended March 31, 2010 were due primarily to net income of $3,516,574, the decrease in prepaid expense and other receivable by $379,367 and $128,844, respectively, plus the increase in accounts payable by $358,243, partially offset by the increase in accounts receivable and inventories by $952,910 and $694,269, respectively. Negative cash flows during the three months ended March 31, 2009 were due primarily to the increase in accounts receivables by $3,401,142, the decrease in taxes payable and accrued liabilities by $995,609 and $221,633, respectively, partially offset by the net income of $2,235,428 and the decrease in inventories by $1,704,333.

Investing Activities

Cash used in investing activities mainly consists of capital expenditures, expenditures for property, plant, and equipment, and additions to construction in progress.

Net cash used in investing activities was $1,747,788 for the three months ended March 31, 2010, compared to cash flows of $13,473 provided by investing activities during the same period in 2009. Negative cash flows during the first quarter of 2010 were primarily attributable to the spending in reconstruction, renewal and expansion of our old workshop buildings and facilities. We incurred $180,232 in expenditures for property, plant and equipment in the three months ended March 31, 2010 compared to an equipment disposal of $14,264, in the comparable period in 2009. We also had $1,567,556 incurred in construction in progress in the three months ended March 31, 2010 compared to $791 in such expenditures for the comparable period in 2009.

Financing Activities

Net cash used in financing activities was $146,479 for the three months ended March 31, 2010, due primarily to the repayments to the short-term borrowings. Comparably, we had cash flows of $1,391,554 provided by financial activities due to the proceeds from short term borrowings.

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

Loan Facilities

We believe that we currently maintain a good business relationship with our banks. As of March 31, 2010, our outstanding bank loans that were classified as short term borrowings on the accompanying consolidated balance sheet were as follows:

 (All Amounts in U.S. Dollars)

Name	Amount	Maturity Date
Bank of China, Cao County Branch (1)	$219,677	11/17/2010
Bank of China, Cao County Branch (2)	$234,321	4/16/2010
Bank of China, Cao County Branch (3)	$512,580	10/21/2010
Bank of China, Cao County Branch (4)	$439,351	9/21/2010
Bank of China, Cao County Branch (5)	$351,484	4/22/2010
Bank of China, Cao County Branch (6)	$102,536	2/2/2011
Laishang Bank (AKA Commercial Bank (Heze Branch) (7)	$1,171,612	7/17/2010
Laishang Bank (AKA Commercial Bank (Heze Branch) (8)	$439,351	9/28/2010
Laishang Bank (AKA Commercial Bank (Heze Branch) (9)	$2,196,817	4/29/2010
Laishang Bank (AKA Commercial Bank (Heze Branch) (10)	$732,257	8/31/2010
China Construction Bank, Cao County Branch (11)	585,917	7/8/2010
Total	$7,910,581

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

(6) Short term loan (No. Year 2010 Cao Zhong Yin Si Dai Zi 001). The term of this loan agreement is from February 4, 2010 to February 2, 2011, with an interest rate of 6.372% per annum. The purpose of this loan is to purchase raw materials. Shandong Enterprise Credit Guarantee Co., Ltd is the guarantor for this loan and takes join and several liabilities.

(7) Short term loan (No.2009071701210). The term of this loan agreement is from July 17, 2009 to July 17, 2010, with an interest rate of 9.558% per annum. The loan is to be used as our working fund, which should be repaid from our sales income. Heze JXY Food Limited is the guarantor for this loan and takes joint and several liabilities.

(8) Short term loan (No.2009120701210). The term of this loan agreement is from December 7, 2009 to September 28, 2010, with an interest rate of 9.558% per annum. The loan is to be used as our working fund, which should be repaid from our sales income. Heze JXY Food Limited and Shandong Cao Xian Changsheng Arts & Crafts Company Ltd are the guarantors for this loan and take joint and several liabilities.

(9) Short term loan (No.2010043001210). The term of this loan agreement is from April 30, 2010 to April 29, 2011, with an interest rate of 9.558% per annum. The loan is to be used as our working fund to purchase raw materials, which should be repaid from our sales income or others. Shandong Cao County Shengfeng Food Limited is the guarantor for this loan and takes joint and several liabilities.

(10) Short term loan (No.2009083101210). The term of this loan agreement is from August 31, 2009 to August 31, 2010, with an interest rate of 9.558% per annum. The loan is to be used as our working fund, which should be repaid from our sales income. Shandong Cao County Shengfeng Food Limited, Shandong Cao County Senyuan Lvse Food Limited, Shandong Cao County Kangli Yinpin Limited and Cao County Yangguang Arts & Crafts Limited are the guarantors for this loan and take joint and several liabilities.

(11) Short term loan (No. CXCKDDRZ 2010002). The term of this loan agreement is 120 days, from March 9, 2010 to July 8, 2010, with an interest rate of 5.346% per annum. The loan is to be used for purchasing, manufacturing, transporting and exporting related products. Shandong Cao County Zhuang Da Food Limited is the guarantor for this loan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

(a) None.

(b) None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation. (1)

3.1(a)	Certificate of Amendment of Certificate of Incorporation. (2)

3.2	Bylaws (1)

10.1	Stock Exchange and Reorganization Agreement dated October 22, 2009. (3)

10.2	Assignment and Assumption Agreement dated November 5, 2009, by and between Mobile Presence Technologies, Inc. and Timothy Lightman. (3)

10. 3	Form of Share Holding Agreement, dated September 14, 2009, between us and each of nine other shareholders. (4)

10.4	Maximum Amount Guarantee Agreement dated May 15, 2008, by and between Shandong Caopu Arts & Crafts Co., Ltd and Bank of Chin, Cao Country Branch.(3)

10.5	Maximum Amount Guarantee Contract (No. Year 2009 Di Xie Zi 001), dated August 25, 2009, by and between Shandong Caopu Arts & Crafts Co., Ltd. and Bank of Chin, Cao Country Branch. (5)

10.6	Maximum Amount Guarantee Contract (No. Year 2009 Di Xie Zi 002), dated November 11, 2009, by and between Shandong Caopu Arts & Crafts Co., Ltd. and Bank of Chin, Cao Country Branch. (5)

10.7	Employment Agreements, by and between Shandong Caopu Arts & Crafts Co., Ltd and each of Jinliang Li, Jiawei Li, Zhiyu Wang and Zhiqiang Zhong. (3)

21.1	List of Subsidiaries. (3)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to registration statement on Form SB-2 filed with the SEC on November 28, 2007.
(2) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2010.
(3) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 12, 2009.
(4) Incorporated by reference to our original Annual Report on Form 10-K filed with the SEC on April 15, 2010.
(5) Incorporated by reference to our Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on June 28, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA SHANDONG INDUSTRIES, INC.

June 26, 2010	By:	/s/ Jinliang Li
Jinliang Li, Chief Executive Officer
(Principal Executive Officer)

June 26, 2010	By :	/s/ Yuhong Lei
Yuhong Lei, CFO
(Principal Accounting and Financial Officer)