Form 10-Q
period 2010-06-30
China Shandong Industries, Inc.
filed 2010-08-16
CIK 1417192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 12,862,500 shares of common stock are issued and outstanding as of August 13, 2010.

Item 1. Financial Statements.

China Shandong Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009
ASSETS	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$5,708,406	$2,185,839
Trade accounts receivable	17,998,879	16,833,798
Inventories	11,581,377	10,353,746
Prepaid expenses	581,078	375,493
Deposits	-	767,204
Other receivables	180,613	295,752
TOTAL CURRENT ASSETS	36,050,353	30,811,832

FIXED ASSETS
Property, plant, and equipment	11,405,166	10,656,454
Accumulated depreciation	(3,713,486)	(3,309,354)
NET FIXED ASSETS	7,691,680	7,347,100

OTHER ASSETS
Land occupancy rights, net	74,197	76,834
Construction in progress	9,673,042	6,940,632
TOTAL OTHER ASSETS	9,747,239	7,017,466

TOTAL ASSETS	$53,489,272	$45,176,398

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings	$10,307,912	$8,054,831
Accounts payable	292,531	240,290
Other payables and accrued liabilities	459,472	731,329
Deposits received in advance	62,203	56,849
Taxes payable	531,481	643,476
Deferred tax liabilities	-	677,909
TOTAL CURRENT LIABILITIES	11,653,598	10,404,684

TOTAL LIABILITIES	11,653,598	10,404,684

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, 5,000,000 authorized, none issued and outstanding	-	-
as of June 30, 2010 and December 31, 2009, respectively)
Common stock ($.0001 par value, 100,000,000 authorized, 12,862,500 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively)	1,286	1,286
Additional paid in capital	8,133,416	7,798,714
Statutory and discretionary surplus reserve	3,608,243	3,608,243
Accumulated other comprehensive income (loss)	426,254	(25,022)
Retained earnings	29,666,475	23,388,493
TOTAL STOCKHOLDERS' EQUITY	41,835,674	34,771,714

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,489,272	$45,176,398

See accompanying notes to these financial statements and auditors' report.

China Shandong Industries, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income and Comprehensive Income
For the Six and Three Months ended June 30, 2010 and 2009

	For the three months ended		For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenues
Sales	$20,028,416	$16,980,211	$39,435,153	$31,476,006
Cost of goods sold (exclusive of depreciation and amortization)	14,942,176	12,446,706	28,743,577	23,592,505

Operating expenses
Selling and marketing	155,460	137,057	393,037	297,295
Research and Development expenses	138,584	109,006	389,720	259,171
General and administrative	344,870	282,255	608,175	390,315
Professional and consulting expenses	334,702	-	334,702	-
Total Operating Expenses	973,616	528,318	1,725,633	946,781

Income from continuing operations	4,112,624	4,005,187	8,965,943	6,936,720

Other income (expenses)
Finance income (costs)	(344,653)	(161,630)	(591,748)	(290,515)
Other operating income(cost)	2,898	(122)	2,898	140,599
Non-operating income	11,799	7,655	105,117	6,349
Total other income (expense)	(329,956)	(154,097)	(483,733)	(143,567)

Income from operations before income taxes	3,782,668	3,851,090	8,482,209	6,793,153

Income taxes - current	1,021,261	962,797	2,204,228	1,669,433

Net income	$2,761,407	$2,888,293	$6,277,982	$5,123,720

Other comprehensive income
Foreign currency translation adjustment	156,697	(10,125)	451,276	(2,931)

Comprehensive income	$2,918,104	$2,878,168	$6,729,258	$5,120,789

Earnings per common share
Basic	$0.21	$0.24	$0.49	$0.42

Fully diluted	$0.21	$0.24	$0.49	$0.42

Weighted average common shares outstanding
Basic	12,862,500	12,219,375	12,862,500	12,219,375

Fully diluted	13,012,500	12,219,375	12,937,500	12,219,375

See accompanying notes to these financial statements and auditors' report.

China Shandong Industries, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For the Six Months ended June 30, 2010 and 2009

	For the Six months ended
	June 30, 2010	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,277,982	$5,123,720
Loss of disposal of fixed assets(loss of net value of fixed assets)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	404,134	359,309
Amortization	2,637	2,634
Warrants granted for services, non-cash	334,702	-
Changes in operating assets and liabilities:
Trade accounts receivable	(972,625)	(4,221,218)
Prepaid expense	(327,563)	(34,040)
Inventories	(1,167,942)	2,813,236
Other receivables	(4,689)	(128,180)
Accounts payable	54,380	325,161
Taxes payable	(786,757)	(813,442)
Other payables and accrued liabilities	137,574	(341,296)
Deposits received in advance	5,016	8,475
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,956,851	3,094,359

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase for property, plant, and equipment	(748,618)	(572,432)
Additions to construction in progress	(1,913,032)	(187,787)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,661,651)	(760,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of short term borrowings	(4,615,317)	(3,898,351)
Proceeds from short term borrowings	6,813,087	4,756,468
Borrowings of notes payable	-	(1,463,529)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,197,770	(605,411)

Foreign currency adjustment	29,597	(2,054)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,522,567	1,726,676

CASH AND CASH EQUIVALENTS:
Beginning of period	2,185,839	1,751,997

End of period	$5,708,406	$3,478,673

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$448,136	$290,515
Taxes	$2,229,628	$1,264,945

See accompanying notes to these financial statements and auditors' report.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

1.	ORGANIZATION AND BUSINESS BACKGROUND

China Shandong Industries Inc. (the “Company”) was incorporated on February 13, 2007 under the laws of the State of Delaware as “Mobile Presence Technologies, Inc”. On December 3, 2009, the Company changed its name to China Shandong Industries, Inc., and effectuated a 15 for 1 forward split. On August 3, 2010, the Company filed a Certificate of Amendment to the Certificate of Incorporation to effectuate a 1-for-2 reverse split with the Secretary of State of the State of Delaware. All options, warrants, and any other similar instruments convertible into, or exchangeable or exercisable for, shares of common stock were proportionally adjusted. All shares and per share information set forth herein reflects such forward stock split and reverse stock split.

On October 22, 2009, the Company entered a Stock Exchange and Reorganization Agreement (the “Agreement”), by and among the Company, Tianwei International Development Corporation, an Oregon Corporation (“TIDC”), CAOPU Enterprise Limited, a company organized under the laws of the British Virgin Islands (“Caopu”), London Financial Group Ltd., a company organized under the laws of the British Virgin Islands (“LFG”), Phoebus Vision Investment Developing Group, Ltd., a company organized under the laws of the British Virgin Islands (“Phoebus”), and Timothy Lightman, pursuant to which (i) the Company acquired all of the issued and outstanding capital stock of TIDC owned by each of CAOPU, LFG and Phoebus in exchange for an issuance by the Company of an aggregate of 11,576,250 shares of its common stock, par value $0.0001 per share (the “MBPI Common Stock”), to Caopu, LFG and Phoebus, and (ii) Mr. Lightman (a control person of the Company at such time) cancelled 6,562,500 shares of Common Stock.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, and trade and other receivables. As of June 30, 2010 and 2009, substantially all of the Company’s cash and cash equivalents were held by financial institutions located in the PRC, which the Company’s management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

Cash and cash equivalents

The Company’s cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and that have insignificant risk of change in value because of changes in interest rates. The Company’s cash and cash equivalents, as of June 30, 2010 and 2009, were principally denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

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

Cost of goods sold (exclusive of depreciation and amortization)

Cost of goods sold consists primarily of costs of raw materials and direct labor, and other costs directly attributable to the production of products. Write-down of inventories to lower of cost or market is also recorded in cost of goods sold.

The depreciation and amortization expenses, shipping and handling expenses, inspection costs, and the other costs of our distribution network are excluded from cost of goods sold.

Selling expenses

Selling expenses mainly consist of advertising, shipping and handling costs, exhibition expenses, inspection costs, and the other costs of our distribution network which are expensed as incurred during the selling activities.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

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

For the three and six months ended June 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

For financial reporting purposes, the consolidated financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars. Current assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates while fixed assets and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of June 30, 2010 and December 31, 2009 were RMB1 for $0.1473 and $0.1466, respectively. The average exchange rates for the six months ended June 30, 2010 and 2009 were RMB1 for $0.1465 and $0.1464, respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

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

Consolidation of Variable Interest Entities — Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company has adopted SFAS No. 167 in fiscal 2010, which does not have any material impact on the Company’s financials.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

3.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable is comprised of the following amounts at the respective dates:

	As of
	6/30/10	12/31/09
	Unaudited	Audited
Gross trade accounts receivable from customers	$18,371,496	$17,204,380

Allowance for doubtful customer accounts	(372,617)	(370,582)

	$17,998,879	$16,833,798

Bad debt expense of $0 and $0 was recognized during the three and six months ended June 30, 2010 and 2009, respectively, in the accompanying consolidated income statements.

4.	INVENTORIES

Inventories are comprised of the following amounts at the respective dates:

	As of
	6/30/10	12/31/09
	Unaudited	Audited

Raw materials	$4,737,804	$1,462,682
Packaging materials	34,839	23,813
Work in process	2,682,731	2,191,570
Finished goods	4,126,003	6,675,681

	11,581,377	10,353,746
Provision for obsolete inventories	-0-	-0-

	$11,581,377	$10,353,746

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	6/30/10	12/31/09
	Unaudited	Audited
Cost:
Buildings	$6,150,450	$6,158,887
Machinery, equipment and furniture	5,254,716	4,497,567

	11,405,166	10,656,454
Accumulated depreciation	(3,713,486)	(3,309,354)

Net	$7,691,680	$7,347,100

During the reporting periods, depreciation expense is included in the following accounts on the accompanying consolidated income statements:

	Three months ended		Six months ended
	6/30/10	6/30/09	6/30/10	6/30/09

General and administrative expenses	$203,918	$179,504	$404,134	$359,309
	$203,918	$179,504	$404,134	$359,309

6.           LAND OCCUPANCY RIGHTS

	As of
	6/30/10	12/31/09
	Unaudited	Audited

Land occupancy rights	98,887	98,887

Less: Accumulated amortization	(24,690)	(22,053)

Land occupancy rights, net	$74,197	$76,834

During the reporting periods, amortization expense is included in the following accounts on the accompanying consolidated income statements:

	Three months ended		Six months ended
	6/30/10	6/30/09	6/30/10	6/30/09

General and administrative expenses	$1,314	$1,311	$2,637	$2,634
	$1,314	$1,311	$2,637	$2,634

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

7.	SHORT-TERM BORROWINGS

The Company’s outstanding principal balances on its short-term borrowings are payable as follows:

	As of
	6/30/10	12/31/09
	Unaudited	Audited

Bank of China, 5.832% to 6.372% interest rates, due no later than November 17, 2010	2,208,838	3,514,835
Commercial Bank (Heze branch), 7.965% interest rate, due no later than September 28, 2010	4,564,932	4,539,996

Construction Bank of China (Cao County branch), 5.346% interest rate per annum, due on July 8, 2010	589,024	-
Construction Bank of China (Cao County branch), 4.86% interest rate per annum, due on October 25, 2010	2,945,118	-
	$10,307,912	$8,054,831

As of June 30, 2010, a portion of short-term borrowings from Bank of China are secured by certain assets of the Company. Specifically, $1,178,047 in short-term borrowings is secured by the Company’s property with a net book value of $4,387,167.

The effects of imputed interest on the aforementioned below market interest rates are immaterial to the consolidated financial statements taken as a whole.

8.	OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	6/30/10	12/31/09
	Unaudited	Audited

Salary and welfare payable	$233,066	$105,246
Accrued expenses	10,124	21,818
Other payables	216,282	604,265

	$459,472	$731,329

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

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

10.           COST OF GOODS SOLD (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION)

Cost of goods sold consists primarily of costs of raw materials and direct labor, and other costs directly attributable to the production of products. Write-down of inventories to lower of cost or market is also recorded in cost of goods sold.

The following table sets forth the breakdown of our cost of goods sold for the three and six months ended June 30, 2010 and 2009, respectively.

	Three months ended		Six months ended
	6/30/10	6/30/09	6/30/10	6/30/09

Direct Materials	$11,399,332	$9,782,139	$22,003,888	$18,532,445
Indirect Materials	$2,446,687	$1,861,409	$4,707,727	$3,527,791
Direct Labor	$896,678	$620,066	$1,648,229	$1,185,120
Inbound Freights	$199,479	$183,092	$383,733	$347,149
Cost of Goods Sold	$14,942,176	$12,446,706	$28,743,577	$23,592,505

The depreciation and amortization expenses, shipping and handling expenses, inspection costs are excluded from cost of goods sold, the amount of which for the three and six months ended June 30, 2010 and 2009, respectively, are set forth in the following table.

	Three months ended		Six months ended
	6/30/10	6/30/09	6/30/10	6/30/09

Depreciation expenses	$203,918	$179,504	$404,134	$359,309
Amortizations	$1,314	$1,311	$2,637	$2,634
Shipping and handling expenses	$73,718	$111,446	$267,289	$227,298
Inspection costs	$11,221	$18,203	$32,248	$36,835

These excluded expenses are included under Selling, General and Administrative expenses in the accompanying financial statements.

11.	SELLING AND MARKETING EXPENSES

Selling and marketing expenses were $155,460 and $393,037 for the three and six months ended June 30, 2010, respectively, including $73,718 and $267,289 in shipping and handling expenses for three-month and six-month periods, respectively. Selling and marketing expenses mainly consist of advertising, shipping and handling costs, exhibition expenses, inspection costs, and the other costs of our distribution network which are expensed as incurred during the selling activities.

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

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

12.	INCOME TAXES (CONT’D)

Income taxes in the accompanying consolidated statements of income for the reporting periods represent provision for EIT for the Company’s continuing operations in the PRC.

The effective income taxes differ from the above PRC statutory EIT rates as follows:

	Three months ended		Six months ended
	6/30/10	6/30/09	6/30/10	6/30/09

EIT rate in effect for the year	25%	25%	25%	25%
Profits before income tax	3,782,668	3,851,090	8,482,209	6,793,153
Income tax	1,021,261	962,797	2,204,228	1,669,433

	Three months ended		Six months ended
	6/30/10	6/30/09	6/30/10	6/30/09

Provision for income taxes at statutory EIT rate	945,667	962,797	2,120,552	1,698,288
Non-deductible and other various items for tax purposes	75,594	0	83,676	(28,845)
Income taxes	1,021,261	962,797	2,204,228	1,669,443

The Company had no deferred tax liabilities as of June 30, 2010.

13.	INCOME PER SHARE

The following table sets forth the computation of basic and fully diluted earnings per share for the three and six months ended June 30, 2010 and 2009 indicated:

	Three months ended		Six months ended
	6/30/10	6/30/09	6/30/10	6/30/09

Numerator:
Net income	2,761,407	2,888,293	6,277,982	5,123,720
Denominator:
Weighted average number of shares outstanding
Basic	12,862,500	12,219,375	12,862,500	12,219,375
Fully diluted	13,012,500	12,219,375	12,937,500	12,219,375
Earnings per common share
Basic	$0.21	$0.24	$0.49	$0.42
Fully diluted	$0.21	$0.24	$0.49	$0.42

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

13.	INCOME PER SHARE (CONT’D)

The basic earnings per share were calculated using the net income and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the recapitalization of the Company in the Exchange, the forward stock split and the reverse stock split.

The fully diluted earnings per share were calculated using the net income and the weighted average number of shares outstanding on the fully diluted basis during the reporting periods. The denominator for fully diluted earnings per share calculation includes 150,000 warrants granted for services rendered during the three months ended June 30, 2010. All share and per share data have been adjusted to reflect the recapitalization of the Company in the Exchange, the forward stock split and the reverse stock split.

The Company had no dilutive instruments as of June 30, 2009.

14.	STOCK BASED COMPENSATION

During the three months ended June 30, 2010, the Company entered into an agreement to issue 150,000 warrants among other items and recorded a related expense of $334,702, equal to the estimated fair value of the warrants at the date of the grant to an unrelated shareholder of the Company. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5.15% risk-free interest, 0% dividend yield, 65% volatility, and a life of two years.

15.	REVERSE STOCK SPLIT

On July 30, 2010, Mr. Jinliang Li, the Chairman and Chief Executive Officer of the Company authorized the effectuation of a 1-for-2 reverse split (the “Reverse Split”) pursuant to the majority consent on July 1, 2010. The reverse split combines the Company’s outstanding Common Stock on the basis of 2 outstanding shares being changed to 1 outstanding share. Each shareholder’s percentage ownership in the Company (and relative voting power) will remain essentially unchanged as a result of the Reverse Split. All options, warrants, and any other similar instruments convertible into, or exchangeable or exercisable for, shares of common stock will be proportionally adjusted.

The Reverse Split took effective upon the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware on August 3, 2010.

The equity section and the earnings per share numbers in the financial statements have been restated per FASB 128 paragraph 134.

16.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan for all of its qualified employees in the PRC. The employer and the employees are each required to make contributions to the plan at the rates specified in the plan. The obligation of the Company with respect to retirement is to make the required contributions under the plan. No forfeited contributions are available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to expense in the accompanying consolidated statements of income. The Company contributed $0 for both three and six months ended June 30, 2010 and 2009, respectively. The contribution, if any, is included in general and administrative expenses in the accompanying consolidated income statements.

17.	CONTINGENCIES

The Company had no contingencies existing as of June 30, 2010.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

18.	RELATED PARTY TRANSACTIONS

The Company had no material transactions carried out with its related parties during the three and six months ended June 30, 2010 and 2009.

19.	CONCENTRATIONS AND RISKS

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

(a)  Major customers

For the six months ended June 30, 2010 and 2009, 100% of the Company’s assets were located in the PRC, and certain customers accounted for greater than 5% in revenues.

The following tables set forth our top three customers individually comprising 23.4% and 23.2% of net revenue for the six months ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010
Customers	Revenues			Accounts Receivable
Customer A	$4,713,226	11.95%		$1,426,282
Customer B	2,576,808	6.53%		881,536
Customer C	1,942,313	4.92%		1,492,081

Total:	$9,232,347	23.40%	Total:	$3,799,899

For the six months ended June 30, 2009

Customers	Revenues			Accounts Receivable
Customer D	$2,841,810	9.02%		$1,353,517
Customer E	2,294,800	7.29%		1,063,223
Customer F	2,167,262	6.89%		742,099

Total:	7,303,872	23.20%	Total:	3,158,839

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

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

20.           SEGMENTS

The Company determined that it do not operate in any material, separately reportable operating segments as of June 30, 2010 and 2009.

21.	SUBSEQUENT EVENTS

On July 30, 2010, Mr. Jinliang Li, the Chairman and Chief Executive Officer of the Company authorized the effectuation of a 1-for-2 reverse split (the “Reverse Split”) pursuant to the majority shareholder consent on July 1, 2010. The reverse split combines the Company’s outstanding Common Stock on the basis of 2 outstanding shares being changed to 1 outstanding share. Each shareholder’s percentage ownership in the Company (and relative voting power) will remain essentially unchanged as a result of the Reverse Split. All options, warrants, and any other similar instruments convertible into, or exchangeable or exercisable for, shares of common stock will be proportionally adjusted.

The Reverse Split took effective upon the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware on August 3, 2010.

The equity section and the earnings per share numbers in the financial statements have been restated per FASB 128 paragraph 134.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward-Looking Statements

The statements contained in this quarterly report on Form 10-Q (the “Report”) with respect to our financial condition, results of operations and business that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that any such statements that are contained in this Report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

These statements should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this Report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this Report is a statement of our intention as of the date of this Report and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

Unless otherwise expressly provided herein, all share and per share numbers set forth herein relating to our common stock (i) assume (i) reflects a 15 for 1 forward stock split of our common stock on December 3, 2009, and (b) a subsequent 1 for 2 reverse stock split of our common stock, which became effective on August 3, 2010.

Overview

Unless otherwise specified or required by context, references to “we,” “our” and “us” refer collectively to (i) China Shandong Industries, Inc., (ii) our subsidiaries, Tianwei International Development Corporation, an Oregon corporation and Shandong Caopu Arts & Crafts Co., Ltd, a wholly foreign-owned enterprise organized under the laws of the PRC. Specific discussions or comments relating only to China Shandong Industries, Inc. will reference China Shandong Industries and those relating only to Shandong Caopu Arts & Crafts Co., Ltd will reference “Shandong.”

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

Our operations are conducted in the PRC through our subsidiary, Shandong Caopu Arts & Crafts Co., Ltd. For the three and six months ended June 30, 2010, we generated sales of $20,028,416 and $39,435,153, respectively, and net income of $2,761,407 and $6,277,982, respectively. For the 2009 fiscal year, we generated sales and net income of $69,435,044 and $12,021,155, respectively, and for the 2008 fiscal year we generated sales and net income of $42,197,393 and $5,761,994, respectively.

For the six months ended June 30, 2010, sales of our wood furniture products, straw-wicker products and handicraft products accounted for approximately $22.5 million, $16.2 million and 0.7 million, respectively, of our revenues. For fiscal year 2009, sales of our wood furniture products, straw-wicker products and handicraft products accounted for approximately $37.1 million, $31.2 million and $1.1 million, respectively, of our revenues, and for fiscal 2008, approximately $20.1 million, $21.2 million and $0.9 million, respectively.

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

(1) Of the shares owned by CAOPU Enterprise Limited (“CAOPU”), shares representing 51% of our issued and outstanding shares are held for the benefit of Mr. Jinliang Li and shares representing 35.4% of our issued and outstanding shares are held for the benefit of nine other minority shareholders (non of whom own more than 4.4% of our issued and outstanding shares individually). The shares held by CAOPU for the benefit of Mr. Li and the minority shareholders are held pursuant to the terms of agreements between CAOPU and each such shareholder, a form of which is attached as an exhibit to the Current Report on Form 10-K filed with SEC on April 15, 2010. Pursuant to the terms of such agreements, CAOPU shall continue to hold such shares for the benefit of such shareholders for a period of 15 months after we complete a public offering of our securities, unless such time period is extended. Although Mr. Li has no pecuniary interest in the shares held by CAOPU for the benefit of the nine minority shareholders, by reason of his sole ownership of CAOPU, Mr. Li has sole voting and dispositive power over such shares of our common stock.

(2) None of the remaining shareholders owns more than 5% shares of our common stock.

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

Revenue recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the customers, the selling price is fixed or determinable, and collection is reasonable assured. We generally record revenues when shipments clear the Chinese customs department. We offer varying payment terms for our customers and are generally responsible for paying the delivery cost of our products.

Accounts Receivable

Most of our sales were conducted on pre-payment or COD basis. However, during the normal course of business, we extend to some of our customers interest-free, unsecured credit for a term of 90 days depending on a customer’s credit history, as well as local market practices. We review our accounts receivables quarterly and determine the amount of allowances, if any, necessary for doubtful accounts. Historically, we have not had any material bad debt write-offs; however, we provide an arbitrary reserve amount for possible bad debts based upon 5% of the accounts receivable balances per year. We review our accounts receivable balances to determine whether specific reserves are required due to such issues as disputed balances with distributors, declines in distributors’ credit worthiness, or unpaid balances exceeding agreed-upon terms. Based upon the results of these reviews, we determine whether a specific provision should be made to provide a reserve for possible bad debt write-offs. We determined that no additional bad debt write offs were necessary or required for the three and six months ended June 30, 2010.

As of June 30, 2010, we had outstanding gross accounts receivables of $18,371,496, and allowance for bad debts of $372,617. We believe that these outstanding amounts will be collected pursuant to the terms, conditions, and within the time frames agreed upon between our customers. During the reported periods, we did not experience any material problems relating to distributor payments and had no specific additional bad debt write-offs. In terms of our liquidity, we reflect the extended interest-free unsecured credit in our cash flows for the reported periods. Therefore, we anticipate no changes from past cash flow patterns.

Inventories

We state inventories, consisting of work in process, raw materials and packaging materials, at the lower of cost or market. Cost is determined on a first in first out basis which includes an appropriate share of production overheads based on normal operating capacity and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. Work in progress includes direct materials, direct production cost and an allocated portion of production overhead. Our accounting for inventory is described in Note 2 to our Notes to Unaudited Consolidated Financial Statements for the three and six months ended June 30, 2010 included elsewhere in this Report. We evaluate inventory periodically for possible obsolescence of our raw materials to determine if a provision for obsolescence is necessary. Our estimates for determining the provision for obsolescence may be affected by technological changes and developments to our product offerings and changes in governmental regulations.

As of June 30, 2010, we had inventory balance of $11,581,377.

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

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. We implemented SFAS No. 167 in fiscal 2010, which does not have any material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

In 2010, we intend to continue to focus on the implementation of our strategic plan to sustain the growth we have experienced since becoming a U.S. public company in November 2009 through the reverse acquisition of Mobile Presence Technologies, Inc., a holding company for our China-based subsidiaries.  In October 2010, we expect to construct a new production facility. This production facility will include modern equipment and components that we believe will allow us to produce our products more quickly and in greater quantity, without sacrificing quality, which we believe will enable us to satisfy approximately an additional 30% - 40% of oversea requests for our products received by us that we are currently unable to fulfill. In addition, through our aggressive marketing campaign, we also expect to increase our brand awareness and customer loyalty.

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

(All amounts in U.S. dollars, except for the percentages)

	For the three months ended				For the six months ended
Statements of Operations	6/30/10		6/30/09		6/30/10		6/30/09
	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Revenues	20,028,416	-	16,980,211	-	39,435,153	-	31,476,006	-
Cost of goods sold (exclusive of depreciation and amortization	14,942,176	74.6	12,446,706	73.3	28,743,577	72.9	23,592,505	75.0
Operating expenses	973,616	4.9	528,318	3.1	1,725,633	4.4	946,781	3.0
Income from operations	4,112,624	20.5	4,005,187	23.6	8,965,943	22.7	6,936,720	22.0
Other (expense)	(329,956)	1.6	(154,097)	0.9	(483,733)	1.2	(143,567)	0.5
Net income before income taxes	3,782,668	18.9	3,851,090	22.7	8,482,209	21.5	6,793,153	21.6
Net income	$2,761,407	13.8	$2,888,293	17.0	$6,277,982	15.9	$5,123,720	16.3

(1) Percentage of revenues

Comparison of Three and Six Months Ended June 30, 2010 and 2009

Revenues

Our revenues consist of the sales of our products, net of returns and allowances. As we do not currently have our own sales force, we sell our products directly to non-related retailers and wholesalers (such as ABM Group) who then sell such products to the ultimate end users. To date, returns and allowances have been virtually non-existent and as such have had no material effect on our revenues.

Revenues for the three and six months ended June 30, 2010 were $20,028,416 and $39,435,153, respectively, representing an increase of $3,048,205 or 18.0%, and by $7,959,148 or 25.3%, compared to revenues of $16,980,211 and $31,476,006 for the comparative periods ended June 30, 2009. For the three months ended June 30, 2010, our main products, consisting of wood furniture, straw-wicker and handicraft products, generated sales of approximately $11.6 million, $8.1 million, and $0.4 million, respectively, or approximately 58%, 40.2% and 1.8% of our total revenues for the three months ended June 30, 2010. For the six months ended June 30, 2010, our these products generated sales of approximately $22.5 million, $16.2 million, and $0.7 million, respectively, or approximately 57.2%, 41% and 1.8% of our total revenues for the six months ended June 30, 2010.

Sales of our wood furniture, straw-wicker and handicraft products generated revenues of approximately $10.4 million and $18.4 million, $6.3 million and $12.5 million, $0.3 million and $0.6 million, for the three and six months ended June 30, 2009, respectively.

The increase in our revenues during the three and six months ended June 30, 2010 compared to the same periods ended June 30, 2009 was primarily attributable to increasing orders from our customers.

Cost of Goods Sold (excluding depreciation and amortization)

Our cost of goods sold consists primarily of costs of direct and indirect raw materials, direct labor, and other costs directly attributable to the production of products, excluding depreciation and amortization expenses, shipping and handling expenses, inspection costs, and other costs of our distribution network, which are included in our Selling, General and Administrative expenses.

Cost of goods sold for the three months ended June 30, 2010 was approximately $14,942,176, an increase of approximately $2,495,470, or approximately 20.0%, from approximately $12,446,706 for the comparative period in 2009. For the six months ended June 30, 2010, we had cost of goods sold of $28,743,577, increased by $5,151,072, or approximately 21.8%, compared to approximately $23,592,505 in cost of goods sold during the same period ended June 30, 2009. Such increase was due to greater consumption of raw materials resulting from increased orders from our customers.

Selling and marketing expenses

Generally, our selling and marketing expenses mainly consist of advertising, shipping and handling costs, exhibition expenses, inspection costs, and the other costs of our distribution network which are expensed as incurred during the selling activities. The expenses incurred by us to market and show our products internationally at trade shows or similar industry exhibitions are examples for our selling and marketing expenses. Such expenses include the expenses to set up exhibition booths for our products, transportation costs to bring our products and representatives to the trade shows and exhibitions, and similar related costs and expenses. All the freight costs of shipping our products internationally to our retailers and wholesalers are borne by such retailers and wholesalers and are not included herein.

Our selling and marketing expenses were $155,460 and $393,037 for the three and six months ended June 30, 2010, respectively, including $73,718 and $267,289 in shipping and handling expenses for three-month and six-month periods, respectively. Our selling and marketing expenses increased by approximately $18,403 or 13.4%, and $95,742 or 32.2% for the three and six months ended June 30, 2010, respectively, from $137,057 and $297,295 for the comparative periods ended June 30, 2009, which resulted from the rises in transportation fees, port incidental charges and trade inspection fees which increased along with the sales revenue.

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

Our general and administrative expenses for the three and six months ended June 30, 2010 were approximately $344,870 and $608,175, respectively, increased by approximately $62,615 or 22.2%, and by $217,860, or 55.8%, compared to approximately $282,255 and $390,315 for the comparative periods in 2009. Such increase in expenses resulted from an increase in legal service fees, audit fees and other cash payments for professional services attributable to becoming a publicly traded company in the United States.

Professional and consulting expenses

During the three months ended June 30, 2010, we entered into an agreement to issue a total of 150,000 warrants, among other items, for the services rendered in connection with our process of going public. The services were rendered to us and the related expense of $334,702 was recorded based on the estimated fair value of the warrants at the date of the grant to our service consultants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5.15% risk-free interest, 0% dividend yield, 65% volatility, and a life of two years.

Research and Development

Our research and development expenditures totaled approximately $138,584 and $389,720 for the three and six months ended June 30, 2010, respectively, increased by approximately $29,578 or 27.1%, and by $130,549 or 50.4%, compared to approximately $109,006 and $259,171 for the same periods ended June 30, 2009. The increase was due to our growing investment in research and development of new products, including our proposed new furniture line. We expect our research and development expenditures to continue to increase as a result of further diversification of our product lines in the future.

Interest expense

Our interest expenses were approximately $344,653 and $591,748 for the three and six months ended June 30, 2010, respectively, increased by approximately $183,023 or 113.2%, and by $301,233 or 103.7%, compared to approximately $161,630 and $290,515 in the same periods ended June 30, 2009. The increase in interest expenses during the first half of 2010 is attributable to the three new bank loans of total $4,564,932. Two of them were $3,534,141 due to Construction Bank of China, Cao County Branch commencing during the second quarter of 2010, of which $585,917 bears annual interest rate of 5.346%, and $2,948,225 bears annual interest rate of 4.86%. The other was $1,030,791 due to Bank of China, Cao County Branch commencing during the first quarter of 2010, with an annual interest rate of 6.372%.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2010 was approximately $1,021,261 and $2,204,228, respectively. The increase by approximately $58,464 or 6.1%, and by approximately $534,795 or 32.0% for the three and six months ended June 30, 2010, respectively, compared to the same periods ended June 30, 2009, was primarily attributable to the increase in taxable profits as a result of significant increase in sales revenues. The income taxes are based on a statutory 25% effective tax rate in both years. There was no deferred income tax for the three and six months ended June 30, 2010.

Net income

Net income for three and six months ended June 30, 2010 was approximately $2,761,407 and $6,277,982, respectively, slightly decreased by $126,886 or 4.4% as compared to net income of $2,888,293 for the three months ended June 30, 2009, and increased by $1,154,262 or 22.5% as compared to net income of $5,123,720 for the six months ended June 30, 2009.

Net income as a percentage of our sales revenues decreased to 13.8% and 15.9% for the three and six months ended June 30, 2010, respectively, from 17.0% and $16.3% in the comparative periods in 2009. The decrease in net income during the second quarter of 2010 was due primarily to the increase in our non-cash professional and consulting expenses of $334,702 as results of the grant of 150,000 warrants, and the increase in interest expenses incurred due to the two new bank loans commencing during this period.

In general, our net income for the six months ended June 30, 2010 increased compared to the same period ended June 30, 2009, which was primarily attributable to the increase in sales revenue exceeding the effects of a correlative increase in cost of goods sold. In addition, there was an increase in income taxes for the six months ended June 30, 2010 versus the same period ended June 30, 2009 caused by an increase in income from operations before income taxes during the six months ended June 30, 2010. This increase in income taxes lessened the effect of the increase in net income for the six months ended June 30, 2010 versus the same period ended June 30, 2009 just as the increase in cost of goods sold and the increase in operating expenses during the six months ended June 30, 2010 versus the same period ended June 30, 2009 did.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:
 (All Amounts in U.S. Dollars)

	For the six months ended
	June 30, 2010*	June 30, 2009*
	(Consolidated, unaudited)	(Consolidated, unaudited)

Net cash provided by operating activities	$3,956,851	$3,094,359

Net cash (used in) investing activities	$(2,661,651)	$(760,218)

Net cash provided by / (used in) financing activities	$2,197,770	$(605,411)

Effect of Foreign currency translation	$29,597	$(2,054)

Net increase (decrease) in cash and equivalents	$3,522,567	$1,726,676

Cash and cash equivalents, beginning of period	$2,185,839	$1,751,997

Cash and cash equivalents, end of period	$5,708406	$3,478,673

* The above financial data have been derived from our unaudited consolidated financial statements for the six months ended June 30, 2010 and 2009.

Operating Activities

Net cash provided by operating activities was approximately $3,956,851 for the six months ended June 30, 2010, compared to net cash of approximately $3,094,359 from operations for the comparable period in 2009. Positive cash flows during the six months ended June 30, 2010 were due primarily to net income of $6,277,982, plus the non-cash expenses such as depreciation and warrants granted for services, total of was $741,473, partially offset by the increase in accounts receivable and inventories by $972,625 and $1,167,942, respectively, and the decrease in tax payable in the amount of $786,757. Comparably, positive cash flows during the six months ended June 30, 2009 were due primarily to the net income of $5,123,720, plus the decrease in inventories by $2,813,236, partially offset by the increase in accounts receivables by $4,221,218, the decrease in taxes payable and accrued liabilities by $813,442 and $341,296, respectively.

Investing Activities

Cash used in investing activities mainly consists of capital expenditures, expenditures for property, plant, and equipment, and additions to construction in progress.

Net cash flows used in investing activities were $2,661,651 and $760,218 for the six months ended June 30, 2010 and 2009, respectively. Negative cash flows during the first half of 2010 were primarily attributable to the spending in reconstruction, renewal and expansion of our old workshop buildings and facilities. We incurred $748,618 and $572,432 in expenditures for property, plant and equipment during the six months ended June 30, 2010 and 2009, respectively. We also had $1,913,032 incurred in construction in progress during the six months ended June 30, 2010 compared to $187,787 in such expenditures for the comparable period in 2009.

Financing Activities

Net cash provided by financing activities was $2,197,770 for the six months ended June 30, 2010, due primarily to the proceeds from short-term loans of $6,813,087 payable to local banks, which bear annual interest rate from 4.86% to 5.346%, offset by the repayments of $4,615,317 during this period. Comparably, we had cash flows of $605,411 used in financial activities for the six months ended June 30, 2009, due to the repayments to short-term notes of $1,463,529, offset by the net proceeds from short term borrowings of $858,118.

Based upon our present plans, we believe that cash on hand, cash flow from operations and funds available to us through our proposed financing activities will be sufficient to fund our capital needs for at least the next 12 months. We expect that our primary sources of funding for our operations for the next 12 months will result from cash flow from operations, in addition to our proposed financing activity. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we do not have sufficient available cash, we would have to seek additional debt or equity financing through external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, consolidated results of operations and financial condition.

Loan Facilities

We believe that we currently maintain a good business relationship with our banks. As of June 30, 2010, our outstanding bank loans that were classified as short term borrowings on the accompanying consolidated balance sheet were as follows:

(All Amounts in U.S. Dollars)

		Maturity
Name	Amount	Date
Bank of China, Cao County Branch (1)	$220,884	11/17/2010
Bank of China, Cao County Branch (2)	$515,396	10/21/2010
Bank of China, Cao County Branch (3)	$441,768	9/21/2010
Bank of China, Cao County Branch (4)	$1,030,791	2/2/2011
Laishang Bank (AKA Commercial Bank (Heze Branch) (5)	$1,178,047	7/17/2010
Laishang Bank (AKA Commercial Bank (Heze Branch) (6)	$441,768	9/28/2010
Laishang Bank (AKA Commercial Bank (Heze Branch) (7)	$2,208,838	4/29/2010
Laishang Bank (AKA Commercial Bank (Heze Branch) (8)	$736,279	8/31/2010
China Construction Bank, Cao County Branch (9)	$589,024	7/8/2010
China Construction Bank, Cao County Branch (10)	$2,945,118	10/25/2010
Total	$10,307,912

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

(4) Short term loan (No. Year 2010 Cao Zhong Yin Si Dai Zi 001). The term of this loan agreement is from February 3, 2010 to February 2, 2011, with an interest rate of 6.372% per annum. The purpose of this loan is to purchase raw materials. Shandong Enterprise Credit Guarantee Co., Ltd is the guarantor for this loan and takes join and several liabilities.

(5 Short term loan (No.2009071701210). The term of this loan agreement is from July 17, 2009 to July 17, 2010, with an interest rate of 9.558% per annum. The loan is to be used as our working fund, which should be repaid from our sales income. Heze JXY Food Limited is the guarantor for this loan and takes joint and several liabilities.

(6) Short term loan (No.2009120701210). The term of this loan agreement is from December 7, 2009 to September 28, 2010, with an interest rate of 9.558% per annum. The loan is to be used as our working fund, which should be repaid from our sales income. Heze JXY Food Limited and Shandong Cao Xian Changsheng Arts & Crafts Company Ltd are the guarantors for this loan and take joint and several liabilities.

(7) Short term loan (No.2010043001210). The term of this loan agreement is from April 30, 2010 to April 29, 2011, with an interest rate of 9.558% per annum. The loan is to be used as our working fund to purchase raw materials, which should be repaid from our sales income or others. Shandong Cao County Shengfeng Food Limited is the guarantor for this loan and takes joint and several liabilities.

(8) Short term loan (No.2009083101210). The term of this loan agreement is from August 31, 2009 to August 31, 2010, with an interest rate of 9.558% per annum. The loan is to be used as our working fund, which should be repaid from our sales income. Shandong Cao County Shengfeng Food Limited, Shandong Cao County Senyuan Lvse Food Limited, Shandong Cao County Kangli Yinpin Limited and Cao County Yangguang Arts & Crafts Limited are the guarantors for this loan and take joint and several liabilities.

(9) Short term loan. The term of this loan agreement is 120 days, from March 9, 2010 to July 8, 2010, with an interest rate of 5.346% per annum. The loan is to be used for purchasing, manufacturing, transporting and exporting related products. Shandong Cao County Zhuang Da Food Limited is the guarantor for this loan.

(10) Short term loan. The term of this loan agreement is from June 28, 2010 to October 25, 2010, with an interest rate of 4.86% per annum. The loan is to be used as our working fund, which should be repaid from our sales income. Heze JXY Food Limited is the guarantor for this loan.

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

Off-Balance Sheet Arrangements

We have not entered into, nor do we expect to enter into, any off-balance sheet arrangements. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties. In addition, we have not entered into any derivative contracts that are indexed to our equity interests and classified as shareholders’ equity. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interests in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

Seasonality

Our operating results and cash flows historically have not been subject to seasonal variations. Although we do not currently anticipate any changes, this pattern may change, however, as a result of new market opportunities or new product introductions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

As of June 30, 2010, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

(a) None.

(b) None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation. (1)

3.1(a)	Certificate of Amendment to our Certificate of Incorporation. (2)

3.1(b)	Certificate of Amendment to our Certificate of Incorporation, filed with Secretary of State of State of Delaware on August 3, 2010. (4)

3.2	Bylaws (1)

21.1	List of Subsidiaries. (3)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to our registration statement on Form SB-2 filed with the SEC on November 28, 2007.
(2) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2010.
(3) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 12, 2009.
(4) Incorporated by reference to our Amendment No. 2 to the Registration Statement on Form S-1 filed with SEC on August 6, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA SHANDONG INDUSTRIES, INC.

August 13, 2010	By:	/s/ Jinliang Li
Jinliang Li, Chief Executive Officer
(Principal Executive Officer)

August 13, 2010	By :	/s/ Yuhong Lei
Yuhong Lei, CFO
(Principal Accounting and Financial Officer)