Form 10-K/A
period 2009-12-31
China Shandong Industries, Inc.
filed 2010-10-20
CIK 1417192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-147666

CHINA SHANDONG INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8545693
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,278,435.

There were 12,862,501 shares of common stock outstanding as of October 20, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 2 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.  The Form 10-K was originally filed with the Securities and Exchange Commission on April 15, 2010 and the Amendment No. 1 to the Form 10-K was filed on June 28, 2010.

On June 17, 2010, our management concluded that the audited consolidated financial statements for the fiscal year ended December 31, 2009 could no longer be relied upon because of errors in those financial statements. On June 23, 2010, the Company filed a Current Report on Form 8-K disclosing the need to restate its financials and the reasons for the restatement.  The Company restated those financial statements to make the necessary accounting corrections in its Amendment No. 1 to the Form 10-K.

This Amendment No. 2 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 is being filed to reflect that the restatement of the Company’s audited financial statements for the fiscal year ended December 31, 2009 resulted from ineffective disclosure controls and procedures which in turn led to ineffective internal control over financial reporting.

Except as specifically referenced herein, this Amendment No. 2 to the Annual Report on Form 10-K/A does not reflect any event occurring subsequent to June 28, 2010, the filing date of the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009. Based on such evaluation, our chief executive officer and chief financial officer concluded at the time that our disclosure controls and procedures were effective as of December 31, 2009.

However, on June 17, 2010, our management concluded that our audited consolidated financial statements for the fiscal year ended December 31, 2009 (as well as our unaudited consolidated financial statements for the fiscal quarter ended March 31, 2010) could no longer be relied upon.  On June 23, 2010, we filed a Current Report on Form 8-K disclosing the need to restate our financials and the reasons for the restatement.  We restated those financial statements to make the necessary accounting corrections in our Amendment No. 1 to the Form 10-K, which we filed on June 28, 2010.

As a result of the conclusion that we needed to restate our financial statements for the periods ended December 31, 2009 and March 31, 2010, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of such dates.  Further, the conclusion that our disclosure controls and procedures were ineffective led our chief executive officer and chief financial officer to conclude that our internal control over financial reporting were also ineffective.

We believe that we have, since the date that the error leading to the restatement was discovered, improved the effectiveness of our disclosure controls and procedures, and hence also our internal control over financial reporting, by taking certain corrective steps that we believe considerably minimize the likelihood of a recurrence of such an error (please see below for a description of these steps).  As a result, our chief executive officer and chief financial officer concluded, in connection with their evaluation of the Company’s disclosure controls and procedures as of June 30, 2010, that our disclosure controls and procedures were effective as of such date and therefore made statements to such effect in the Quarterly Report on Form 10-Q for the quarterly period then ended. This Amendment No. 2 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 does not amend that conclusion.

Inherent Limitations on Disclosure Controls and Procedures
The effectiveness of our disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting include those policies and procedures that:

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

As discussed above, our management has concluded that our internal control over financial reporting were ineffective as December 31, 2009 at the reasonable assurance level. However, we believe that we have since the date that the error leading to the restatement was discovered improved the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting by taking certain corrective steps that we believe considerably minimize the likelihood of a recurrence of such an error.  We have:

1.           Designed a disclosure controls and procedures policy pursuant to which our management has, among other things:

(a)           identified the definition, objectives, application and scope of our disclosure controls and procedures;

(b)           delineated the duties of each member of the group responsible for maintaining the effectiveness of our disclosure controls and procedures.  This group consists of:

(i)           Our chief executive officer;

(ii)           Our chief financial officer;

(iii)           The members of our audit committee;

(iv)           Individuals within our finance department, who are also assigned the responsibility, subject to our management’s supervision, to prepare and assure compliance with both  our internal control over financial reporting as well as our disclosure controls and procedures; and

(v)           An external consultant engaged to review our disclosure controls and procedures on a regular basis.

2.           Prepared a manual that each member responsible for our disclosure controls and procedures must be familiar with.

3.           Initiated activities to regularly evaluate the effectiveness of our disclosure controls and procedures, including but not limited to:

(a)           Performing interviews with key personnel throughout our company who are involved in identifying material information, and preparing, reviewing and approving regulatory filings to ensure that our disclosure controls and procedures are operating as designed;

(b)           Establishing and maintaining a communication program between all parties involved in our operations, governance, and public disclosures

(c)           Conducting ongoing training for our senior management; and

(d)           Emphasizing the role of the audit committee in its leading role in reviewing and ensuring compliance with our policy of disclosure controls and procedures.

Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management, together with our board of directors, is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity.

Inherent Limitations on Internal Control
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of control. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.  Accordingly, our internal control over financial reporting is designed to provide reasonable assurance of achieving their objectives.

Changes in Internal Control over Financial Reporting
Other than the corrective steps referred to above, we have made no changes to our internals control over financial reporting during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm
This Amendment No. 2 does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Amendment No.2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA SHANDONG INDUSTRIES, INC.

October 20, 2010	By:	/s/ Jinliang Li
Name: Jinliang Li
Title: Chief Executive Officer and Chairman

October 20, 2010	By:	/s/ Yuhong Lei
Name: Yuhong Lei
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jinliang Li	October 20, 2010
Name: Jinliang Li
Title: Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Yuhong Lei	October 20, 2010
Name: Yuhong Lei
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

By:	/s/ Jiawei Li	October 20, 2010
Name: Jiawei Li
Title: Director

By:	/s/ Yvonne Zhang	October 20, 2010
Name: Yvonne Zhang
Title: Independent Director

By:		October 20, 2010
Name: Man Zhang
Title: Independent Director

By:	/s/ Fuhua Wu	October 20, 2010
Name: Fuhua Wu
Title: Independent Director