Form 10-Q/A
period 2010-03-31
China Shandong Industries, Inc.
filed 2010-10-20
CIK 1417192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 2
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 333-147666

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                             Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

As of October 20, 2010, there were 12,862,501 shares of common stock issued and outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 2 to our Quarterly Report on Form 10-Q/A for the quarter ending March 31, 2010.  The Form 10-Q was originally filed with the Securities and Exchange Commission on May 13, 2010 and the Amendment No. 1 to the Form 10-Q was filed on June 28, 2010.

On June 17, 2010, our management concluded that the unaudited financial statements for the quarter ended March 31, 2010 could no longer be relied upon because of errors in those financial statements. On June 23, 2010, the Company filed a Current Report of Form 8-K disclosing the need to restate its financials and the reasons for the restatement.  The Company restated those financial statements to make the necessary accounting corrections in its Amendment No. 1 to the Form 10-Q.

This Amendment No. 2 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010 is being filed to reflect that the restatement of the Company’s unaudited financial statements for the quarter ended March 31, 2010 resulted from ineffective disclosure controls and procedures which in turn led to ineffective internal controls over financial reporting.

Except as specifically referenced herein, this Amendment No. 2 to the Quarterly Report on Form 10-Q/A does not reflect any event occurring subsequent to June 28, 2010, the filing date of the Company’s Amendment No. 1 to the Quarterly Report on Form 10-Q/A.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on such evaluation, our chief executive officer and chief financial officer concluded at the time that our disclosure controls and procedures were effective as of March 31, 2010.

However, on June 17, 2010, our management concluded that our unaudited consolidated financial statements for the quarter ended March 31, 2010 (as well as our audited consolidated financial statements for the fiscal year ended December 31, 2009) could no longer be relied upon.  On June 23, 2010, we filed a Current Report on Form 8-K disclosing the need to restate our financials and the reasons for the restatement.  We restated those financial statements to make the necessary accounting corrections in our Amendment No. 1 to the Form 10-Q, which we filed on June 28, 2010.

As a result of the conclusion that we needed to restate our financial statements for the periods ended December 31, 2009 and March 31, 2010, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of such dates.  Further, the conclusion that our disclosure controls and procedures were ineffective led our chief executive officer and chief financial officer to conclude that our internal controls over financial reporting were also ineffective.

We believe that we have, since the date that the error leading to the restatement was discovered, improved the effectiveness of our disclosure controls and procedures, and hence also our internal controls over financial reporting, by taking certain corrective steps that we believe considerably minimize the likelihood of a recurrence of such an error.  As a result, our chief executive officer and chief financial officer concluded, in connection with their evaluation of the Company’s disclosure controls and procedures as of June 30, 2010, that our disclosure controls and procedures were effective as of such date and therefore made statements to such effect in the Quarterly Report on Form 10-Q for the quarterly period then ended. This Amendment No. 2 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010 does not amend that conclusion.

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

Changes in Internal Control over Financial Reporting
Other than the corrective steps referred to above, we have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Internal Controls
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

CHINA SHANDONG INDUSTRIES, INC.

October 20, 2010	By:	/s/ Jinliang Li
Jinliang Li, Chief Executive Officer
(Principal Executive Officer)

October 20, 2010	By :	/s/ Yuhong Lei
Yuhong Lei, CFO
(Principal Accounting and Financial Officer)