Form 10-K/A
period 2009-12-31
China Shandong Industries, Inc.
filed 2010-11-05
CIK 1417192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 3

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐  No ☒

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
Large Accelerated Filer ☐      Accelerated Filer  ☐    Non-Accelerated Filer  ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐  No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $73,640.

There were 12,865,013 shares of common stock outstanding as of November 5, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 3 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.  The Form 10-K was originally filed with the Securities and Exchange Commission on April 15, 2010, the Amendment No. 1 to the Form 10-K was filed on June 28, 2010 and Amendment No. 2 to the Form 10-K was filed on October 20, 2010.

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

This Amendment No. 3 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 is being filed to reflect that the restatement of the Company’s audited financial statements for the fiscal year ended December 31, 2009 resulted from ineffective disclosure controls and procedures which in turn led to ineffective internal control over financial reporting; see Item 9A.  In addition, this Amendment No. 3 is being filed to incorporate certain changes to our financial statements and corresponding amendments to the Item entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Except as specifically referenced herein, this Amendment No. 3 to the Annual Report on Form 10-K/A does not reflect any event occurring subsequent to June 28, 2010, the filing date of the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A.

FORWARD-LOOKING INFORMATION

This Amendment No. 3 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K/A is filed, and we do not intend to update any of the forward-looking statements after the date this Amendment No. 3 is filed to confirm these statements to actual results, unless required by law.

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

Stock Exchange Agreement

On November 6, 2009, pursuant to a Stock Exchange and Reorganization Agreement (the “Exchange Agreement”), dated as of October 22, 2009, by and among us, Tianwei, CAOPU, London Financial Group Ltd., a company organized under the laws of the British Virgin Islands (“LFG”), Phoebus Vision Investment Developing Group, Ltd., a company organized under the laws of the British Virgin Islands (“Phoebus”), and Timothy Lightman (“TL”), we acquired all of the issued and outstanding capital stock of Tianwei. Pursuant to the Exchange Agreement, we issued an aggregate of 11,576,250 shares of our common stock to CAOPU, LFG and Phoebus in exchange for all of the issued and outstanding shares of Tianwei owned by each of CAOPU, LFG and Phoebus.

Pursuant to the terms of the Exchange Agreement, Mr. Lightman cancelled 6,562,500 shares out of the total of 7,312,500 shares of our common stock owned by Mr. Lightman. In addition, effective November 5, 2009, pursuant to a separate Assignment and Assumption Agreement by and between us and Mr. Lightman, Mr. Lightman acquired all our assets related to our prior business and assumed all our liabilities outstanding prior to our acquisition of Tianwei.

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

In fiscal 2009, our top 10 purchasers of our products were as follows:

Major customers

Name	12 months ended December 31, 2009 (’000s)	Percentage of Overall Sales (%)
Trade Point A/S Direct Container (Denmark)	$20,104	29.0%
Bettenwelt Gmbh & Co. KG (Germany)	$4,826	7.0%
Zara-Home (Spain)	$4,238	6.1%
JYSK SP. Zoo, Gdansk. (Denmark)	$3,792	5.5%
ABM Group Inc. (USA)	$2,700	3.9%
FIT Co., Ltd. (Japan)	$2,477	3.6%
Axis Imex, Inc. (USA)	$1,731	2.5%
Fuji Boeki Co., Ltd. (Japan)	$1,449	2.1%
Sofibo China Limited (Hong Kong)	$1,355	2.0%
Habitat UK Ltd. (England)	$1,219	1.8%

In fiscal 2009, our top 10 suppliers for raw materials used to manufacture our products were as follows:

Suppliers of Raw Materials

Name	Amount (USD) 12 months ended December 31, 2009 (’000s)	Location	Percentage*
Shandong Beier Chemical Co., Ltd.	$90.9	Cao County	2.3%
Cao County Shengcheng Carton Plant	$77.1	Cao County	1.9%
Cao County Minzu Carton Plant	$45	Cao County	1.1%
Xie Shengli	$30.9	Cao County	*	%
Yu Hongming	$26.5	Cao County	*	%
Zhang Hongqing	$24.3	Cao County	*	%
Wang Tengjian	$22.1	Cao County	*	%
Zhang Enzhu	$18.5	Cao County	*	%
Wang Qingping	$16.5	Cao County	*	%
Liu Xiaoyou	$15.4	Cao County	*	%

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

Research and Development

Our research and development (“R&D”) team has 24 employees, each of whom has over 4 years of experience in furniture and craft production.

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


Retirement insurance: We withhold a portion of each employee’s average monthly salary from the prior year, as determined by the provincial government, generally 8%, and contribute an additional amount determined by law, up to approximately 20% of such average monthly salary.


Medical insurance: We withhold approximately 1% of each employee’s average monthly salary from the prior year and contribute an additional amount totaling approximately 10% of such average monthly salary.


Unemployment insurance: We withhold approximately 1% of each employee’s average monthly salary from the prior year, and contribute an additional amount totaling approximately 2% of such average monthly salary.

	Industrial injury insurance: we contribute an amount totaling approximately 0.5% of each employee’s average monthly salary from the prior year.

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

The following table shows a breakdown of our employees by function as of December 31, 2009:

Functions	Number of employees	% of total

Manufacturing	1,329	88.6%
Sales and Marketing	45	3%
General Administration, Purchasing and Logistics	60	4%
Quality Control, Technology and Research & Development	66	4.4%
Total	1,500	100%

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

We have purchased property insurance for our properties, including raw materials, semi-manufactures, manufactures, house and buildings and machinery equipments, for a total insured amount of RMB 19,566,427, or approximately $2,861,890, for the period from May 20, 2009 to May 19, 2010.  After May 19, 2010, we intend to attempt to and believe we will be able to obtain similar insurance. However, this property insurance may not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

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

Although we have no present plans for any specific acquisition, in the event that we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

	the difficulty of integrating acquired products, services or operations;

	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

	the difficulty of incorporating acquired rights or products into our existing business;

	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

	difficulties in maintaining uniform standards, controls, procedures and policies;

	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

	the effect of any government regulations which relate to the business acquired;


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

Our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

	the amount of government involvement;

	the level of development;

	the growth rate;

	the control of foreign exchange; and

	the allocation of resources.

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

Premises

Our operating facilities consist of 19 plants located in our existing four industrial parks in Cao County, Shandong Province, PRC. The existing industrial parks have a total area of 161,688.82 square meters, of which 71,708.4 square meters consists of buildings that house our production lines, warehouses, executive offices and related business items.

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

The following table sets forth the high and low bid prices, on the OTCBB, as reported and summarized by the OTCBB, for each fiscal quarter during the fiscal year ended December 31, 2009 and for the first quarter, second quarter and third quarter of 2010.  As of November 3, 2010, the last reported sale price of our common stock was $4.24 per share.

Quarter Ended	High	Low
2010:
First Quarter	$$4.40	$$0.14
Second Quarter	6.58	3.3
Third Quarter	9.08	2.5
2009:
First Quarter	$1.20	$1.12
Second Quarter	1.12	1.12
Third Quarter	2.12	1.12
Fourth Quarter	2.10	2.02

 Stockholders

As of November 4, 2010, there were 21 shareholders of record of our common stock. This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

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

For fiscal year 2009, sales of our wood furniture products, straw-wicker products and handicraft products accounted for approximately $37.1 million, $31.2 million and $1.1 million, respectively, and for fiscal 2008, approximately $20.1 million, $21.2 million and $0.9 million, respectively.

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

Cost of Goods Sold (excluding depreciation and amortization)

Our cost of goods sold consists primarily of costs of direct and indirect raw materials, direct labor, and other costs directly attributable to the production of products, excluding depreciation and amortization expenses, shipping and handling expenses, inspection costs, and other costs of our distribution network, which are included in our Selling, General and Administrative expenses

Cost of goods sold for the fiscal year ended December 31, 2009 was $49,360,775, an increase of $17,789,946, or approximately 56.3%, from $31,570,829 for the comparable period in 2008.  Such increase was due to the increase in our sales.  Compared to the increase in sales, the increase in cost of goods sold was smaller, which was primarily attributable to the price of our main raw material, poplar, dropped approximately 26.1% from RMB1,150/cubic meter to RMB850/cubic meter during 2009.

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

Our selling and marketing expenses were approximately $831,245 in the year ended December 31, 2009, an increase of $145,141, or 21.2%, from approximately $686,104 for the comparable period in 2008.  Such expenses included approximate $416,811 and $311,258 in shipping and handling expenses for the year ended December 31, 2009 and 2008, respectively.  The increase was resulted from an increase in transportation fee, port incidental charges and trade inspection fee due to increased sales.

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

Our general and administrative expenses for the fiscal year ended December 31, 2009 were approximately $1,463,818, a decrease of $432, or less than 1%, compared to $1,464,250 for the comparable period in 2008.

We expect our general and administrative expenses to increase in 2010 and thereon as a result of the increase in professional fees in connection with being a publicly reporting company in the United States of America.

Research and Development

Our research and development expenditures totaled $502,584 in 2009, an increase of approximately $99,245, or 24.6% as compared to $403,339 in 2008. The increase was due to our growing investment in research and development of new products, including our proposed new furniture line. We expect our research and development expenditures to increase as we attempt to diversify our product lines in the future.

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

Income Tax Expense

Income tax expense for the fiscal year ended December 31, 2009 was $4,093,887, of which $3,415,978 was current and $677,909 was deferred.  The deferred tax provision was due to a temporary difference between book income and taxable income attributable to goods in transit at the end of the year.  An increase of approximately $2,139,969 or 109.5% for fiscal year 2009, compared to income tax expense of $1,953,918 for fiscal year 2008, was primarily attributable to the increase in our taxable profits in 2009.  The income taxes are based on a statutory 25% effective tax rate in both years.  There was no deferred income tax for the fiscal year 2008.

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

Operating Activities

Net cash provided by operating activities was approximately $9,066,854 for the year ended December 31, 2009, compared to net cash of approximately $940,455 used in operations for the year ended December 31, 2008, an increase of approximately $10,007,309, which was due to the increase in net income as a result of increased customer base.  In addition, we shortened our customers’ credit limits to increase the turnover of trade accounts receivable, inventories and other receivables.  We are subject to the regulations of the PRC which restricts the transfer of cash from China, except under certain specific circumstances.  Accordingly, such funds may not be readily available to us to satisfy future obligations which may be incurred outside the PRC, if applicable.

Investing Activities

Net cash used in investing activities was approximately $8,053,319 for the year ended December 31, 2009, an increase in cash outflow of approximately $7.4 million during 2009 from approximately $675,026 for the comparable period in 2008, which was primarily attributable to the expansion and improvement of our current facilities, including construction in progress, in order to fulfill increased demand.  We incurred $1,121,964 in expenditures for property, plant and equipment in 2009 compared to $1,094,614 in such expenditures in 2008, increasing by $27,350 in 2009.  We also had $6,931,355 incurred in construction in progress in 2009 compared to the decrease by $125,685 in such expenditures in 2008. In 2008, we disposed property, plant and equipment that generated proceeds of $293,904.  We had no such activities in 2009.

 Financing Activities

Net cash used in financing activities was $523,508 for the year ended December 31, 2009, compared to net cash provided by financial activities of $2,634,152 for the same period in 2008.  The difference was attributable to the following financing activities, some of which caused an increase in cash from financing activities and some of which caused a decrease in cash from financing activities.  The combined effects of these changes caused the difference between periods.  First, we repaid $2,635,020 aggregate principal amount of notes payables to banks in 2009 compared to $4,893,495 in 2008.  Secondly, we had proceeds of short-term borrowings of $5,787,983 in 2009 compared to $1,754,245 in 2008.  Third, in 2009, we had $3,676,471 in repayments of short-term borrowings, which was only $360,969 in 2008.  Fourth, we had proceeds from borrowing on notes payable of $6,359,126 in 2008.  We had no borrowings of notes payable in 2009; rather we only had proceeds from short-term borrowings.  Short term borrowings and notes payable are similar in nature but are classified differently herein.

Fifth, in 2008, we paid dividends of approximately $224,755 to our shareholders but no dividends were paid in 2009.  Our ability to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of our Chinese operating subsidiary.  A majority of our revenue earned and currency received are denominated in RMB, which is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.  Accordingly, our subsidiaries’ funds may not be readily available to us to satisfy obligations incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

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

The business experience for the past five years (and, in some instances, for prior years) of each of our executive officers and directors is as follows:

Jinliang Li, became our Chief Executive Officer (“CEO”) and a director in November 2009.  Since August 2000, Mr. Li has served, and he continues to serve, as the President and General Manager of Shandong.  From 1981 to August 2000, he served as a manager of Shandong.  Mr. Li has 30 years experience in sales and production of handicrafts and furniture.  In addition, from January 2008 to present, Mr. Li served as a member of National People’s Congress of Shandong Province.  Mr. Li graduated from Shandong Agricultural University in 2002.

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

Aihua Li, became our Corporate Secretary in March 2010. From June 2009 to March 2010, Ms. Li served as a special legal counsel for Shandong Fangming Pharmaceutical Stock Co., Ltd., a private company in China. From December 2009 to March 2010, Ms. Li also served as a special counsel for Shandong Longtai Food Co., Ltd, a private Company in China. From July 2008 to present, Ms. Li has served as a special legal counsel for Heze JXY Food Co., Ltd, which merged with an Australian listed Company. From February 2005 to February 2006, Ms. Li served as a legal and investment development counsel for Shandong Haiyang Hanyue Printing Co., Ltd., a private company in China. Ms. Li is the founder and senior partner of Shandong Dingjian Law Office, and has practicing law in China for approximately 17 years. Ms. Li is a part-time law professor in Heze University, serves as a member of Chinese People’s Political Consultative Conference of Heze City, and has been working as a counsel for China Council of the Promotion for International Trade, Heze Branch since 2005. Ms. Li received a master of law degree from Peking University in 2003.”

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Timothy Lightman	2009	-0-	-0-	-0-	-0-
(former President CEO and Director)(1)	2008	1,000	-0-	-0-	1,000
Jinliang Li	2009	12,302	-0-	-0-	12,302
(CEO and Director) (2)	2008	12,302	-0-	-0-	12,302

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of November 3, 2010 with respect to the beneficial ownership of our common stock by (i) each of our directors and named executive officers, (ii) all of our directors and executive officers as a group, and (iii) each person, or group of affiliated persons, known to us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

The table below lists the number of shares of our common stock and percentage of shares beneficially owned based on 12,865,013 shares of our common stock issued and outstanding as of November 3, 2010.

For purposes of the table below, we treat shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after November 3, 2010 to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of the person, but we do not treat the shares as outstanding for the purpose of computing the percentage ownership of any other stockholder.

Except as otherwise set forth below, the address of each of the persons or entities listed in the table is c/o China Shandong Industries, Inc., No. 2888 Qinghe Road, Development Zone Cao County, Shandong Province, 274400 China.

	Shares Beneficially Owned Prior to Offering
Name	Number	Percentage

Named Executive Officers and Directors:

Jinliang Li (Director and CEO) (2)(3)	11,113,200	86.4%

Jiawei Li (Director) (2)	540,225	4.2%

Yuhong Lei (CFO)	0	0%

Aihua Li (Corporate Secretary)	0	0%

Fuhua Wu (Independent Director) (4)	5,000	* %

Man Zhang (Independent Director) (4)	5,000	* %

Yvonne Zhang (Independent Director) (4)	5,000	* %

Zhiyu Wang (CFO of Shandong) (2)	553,088	4.3%

All executive officers and directors as a group (8 persons) (2)	12,206,513	86.4%

5% Stockholders:

CAOPU Enterprise Limited (2) Mill Mall, Suite 6, Wickhams Cay 1 PO Box 3085, Road Town Tortola, British Virgin Islands	11,113,200	86.4%

* Less than one percent

(1) Assumes no exercise of the (i) underwriters’ overallotment option and/or (ii) the underwriters’ warrants.

 (2) Includes 11,113,200 shares of our common stock owned by CAOPU.  CAOPU acquired such shares pursuant to the Stock Exchange and Reorganization Agreement dated as of October 22, 2009.  Mr. Jinliang Li is the sole shareholder of CAOPU and may be deemed to beneficially own the shares of common stock owned by CAOPU. Such number of shares also includes 540,225 shares of our common stock owned by Jiawei Li, the son of Mr. Jinliang Li, and 4,013,100 shares of our common stock owned by other eight (8) persons (including, but not limited to, Zhiyu Wang, the CFO of Shandong) pursuant to agreements between CAOPU and each of such persons as described elsewhere herein.  Although Mr. Li has no pecuniary interest in such 4,553,325 shares of our common stock beneficially owned by such 9 minority shareholders, by reason of Mr. Li’s sole ownership of CAOPU Enterprise Limited.  Mr. Li has sole voting and dispositive power over such 4,553,325 shares.

(3) Excludes a stock option to purchase 1,000,000 shares of our common stock at a price per share equal to the per share price of a share of our common stock sold in this public offering.  Such stock option is exercisable for a period of 10 years commencing on July 2, 2011.

(4) For acting as Independent Directors to our Board of Directors, as members of the committees of our Board of Directors, Fuhua Wu, Man Zhang and Yvonne Zhang will each receive 5,000 shares of our common stock at the rate of 1,250 shares of our common stock each quarter, provided at such time they continue to be our Independent Directors and committee members.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

We intend to appoint three independent directors as required by Rule 5605(a)(2) of the NASDAQ Capital Market.

Transactions with Related Parties

Our founder, Timothy Lightman, purchased 7,387,500 shares of our common stock, upon our formation, for an aggregate price of $98.50, and on November 6, 2009, he cancelled 6,562,500 shares of our common stock and acquired all of our assets related to our prior business and assumed all of our liabilities.

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
(2) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2010.
(3) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 12, 2009.
(4) Incorporated by reference to our original Annual Report on Form 10-K filed with the SEC on April 15, 2010
(5) Incorporated by reference to Amendment No.1 to our Annual Report on Form 10-K/A filed with the SEC on June 28, 2010.

(C) Financial Statement Schedules - None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA SHANDONG INDUSTRIES, INC.

November 5, 2010	By:	/s/ Jinliang Li
Name: Jinliang Li Title: Chief Executive Officer and Chairman

November 5, 2010	By:	/s/ Yuhong Lei
Name: Yuhong Lei Title: Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jinliang Li	November 5, 2010
Name: Jinliang Li Title: Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Yuhong Lei	November 5, 2010
Name: Yuhong Lei Title: Chief Financial Officer (Principal Accounting and Financial Officer)

By:	/s/ Jiawei Li	November 5, 2010
Name: Jiawei Li Title: Director

By:	/s/ Yvonne Zhang	November 5, 2010
Name: Yvonne Zhang Title: Independent Director

By:	/s/ Man Zhang	November 5, 2010
Name: Man Zhang Title: Independent Director

By:	/s/ Fuhua Wu	November 5, 2010
Name: Fuhua Wu Title: Independent Director

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
except for Note 3, for which the date
is June 10, 2010 and except for the
1-for-2 reverse stock split, for which
the date is September 1, 2010

China Shandong Industries, Inc. and Subsidiaries
(FKA Mobile Presence Technologies, Inc.)
Consolidated Balance Sheets
As of December 31, 2009 and 2008

	(Restated)
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,185,839	$1,751,997
Trade accounts receivable	16,833,798	6,339,459
Inventories	10,353,746	17,336,566
Prepaid expenses	375,493	107,128
Deposits	767,204	-
Other receivables	295,752	22,499
TOTAL CURRENT ASSETS	30,811,832	25,557,649

FIXED ASSETS
Property, plant, and equipment	10,656,454	10,276,060
Accumulated depreciation	(3,309,354)	(2,437,091)
NET FIXED ASSETS	7,347,100	7,838,969

OTHER ASSETS
Land occupancy rights, net	76,834	82,127
Construction in progress	6,940,632	6,372
TOTAL OTHER ASSETS	7,017,466	88,499

TOTAL ASSETS	$45,176,398	$33,485,117

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings	$8,054,831	$5,946,962
Current portion of notes payable	-	2,638,136
Accounts payable	240,290	362,549
Other payables and accrued liabilities	731,329	1,118,408
Deposits received in advance	56,849	160,074
Taxes payable	643,476	266,907
Deferred tax liabilities	677,909	-
TOTAL CURRENT LIABILITIES	10,404,684	10,493,036

TOTAL LIABILITIES	10,404,684	10,493,036

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, 5,000,000 authorized, none issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 authorized, 12,862,501 issued and outstanding)	1,286	1,157
Additional paid in capital	7,798,714	7,798,843
Statutory and discretionary surplus reserve	3,608,243	3,608,243
Accumulated other comprehensive income (loss)	(25,022)	216,500
Retained earnings	23,388,493	11,367,338
TOTAL STOCKHOLDERS' EQUITY	34,771,714	22,992,081
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,176,398	$33,485,117

See accompanying notes to these consolidated financial statements and auditors' report.

China Shandong Industries, Inc. and Subsidiaries
(FKA Mobile Presence Technologies, Inc.)
Consolidated Statements of Income and Comprehensive Income
For the years ended December 31, 2009 and 2008

	(Restated)
	2009	2008

Revenues
Sales	$69,435,044	$42,197,393
Cost of goods sold (exclusive of depreciation and amortization)	49,360,775	31,570,829

Operating expenses
Selling and marketing	831,245	686,104
Research and development expenses	502,584	403,339
General and administrative	1,463,818	1,464,250
Total Operating Expenses	2,797,647	2,553,693

Income from continuing operations	17,276,623	8,072,871

Other income (expenses)
Finance income (costs)	(753,093)	(751,865)
Other income	202,851	367,099
Non-operating income (expense)	(611,339)	27,807
Total other income (expense)	(1,161,581)	(356,959)

Income from operations before income taxes	16,115,042	7,715,912

Income taxes – current	3,415,978	1,953,918
Income taxes - deferred	677,909	-

Net income	12,021,155	5,761,994

Other comprehensive income
Foreign currency translation adjustment	(241,522)	746,119

Comprehensive income	$11,779,634	$6,508,113

Basic and fully diluted net income per common share	$0.98	$0.50

Weighted average common shares outstanding	12,219,375	11,576,250

See accompanying notes to these consolidated financial statements and auditors’ report.

China Shandong Industries, Inc. and Subsidiaries
(FKA Mobile Presence Technologies, Inc.)
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008

	(Restated)	(Restated)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	12,021,155	5,761,994
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	808,101	656,700
Amortization	5,293	5,293
Loss on disposal of property, plant and equipment	626,258	-
Changes in operating assets and liabilities:
Trade accounts receivable	(10,498,909)	(1,576,587)
Prepaid expenses	(268,063)	520,539
Inventories	6,969,737	(6,440,180)
Other receivables	(274,030)	182,387
Deposits	(767,204)	-
Accounts payable	(121,932)	(493,591)
Taxes payable	376,615	592,864
Deferred tax liabilities	677,909	-
Other payables and accrued liabilities	(385,017)	(303,540)
Deposits received in advance	(103,060)	153,666
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,066,854	(940,455)

CASH FLOWS FROM INVESTING ACTIVITIES:

Disposals of property, plant, and equipment	-	293,904
Expenditures for property, plant, and equipment	(1,121,964)	(1,094,614)
Additions to construction in progress	(6,931,355)	125,685
NET CASH (USED IN) INVESTING ACTIVITIES	(8,053,319)	(675,026)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal repayments of short term borrowings	(3,676,471)	(360,969)
Proceeds from short term borrowings	5,787,983	1,754,245
Dividend distribution	-	(224,755)
Borrowings of notes payable	-	6,359,126
Repayments of notes payable	(2,635,020)	(4,893,495)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(523,508)	2,634,152

Foreign currency adjustment	(56,185)	156,751

NET INCREASE IN CASH AND CASH EQUIVALENTS	433,842	1,175,422

CASH AND CASH EQUIVALENTS:
Beginning of year	1,751,997	576,575

End of year	$2,185,839	$1,751,997

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$621,619	$566,289
Taxes	$3,415,978	$1,953,918

See accompanying notes to these consolidated financial statements and auditors' report.

China Shandong Industries, Inc. and Subsidiaries
(FKA Mobile Presence Technologies, Inc.)
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2009 and 2008

						Statutory	Accumulated
	Common Stock,		Preferred Stock,		Additional	and	Other		Total
	$.0001 par value		$.0001 par value		Paid in	Surplus	Income	Retained	Stockholders'
	(Shares)	(Amount)	(Shares)	(Amount)	Capital	Reserve	(Loss)	Earnings	Equity

Balances as of January 1, 2008 (Restated)	11,576,250	$1,157	-	$-	$7,798,843	$3,608,243	$(529,618)	$5,605,344	$16,483,969

Net income for the year ended December 31, 2008	-	-	-	-	-	-	-	5,761,994	5,761,994

Foreign currency translation gain for 2008	-	-	-	-	-	-	746,118	-	746,118

Balances as of December 31, 2008	11,576,250	$1,157	-	$-	$7,798,843	$3,608,243	$216,500	$11,367,338	$22,992,081

Recapitalization due to reverse acquisition	1,286,251	129	-	-	(129)	-	-	-	-

Net income for the year ended December 31, 2009	-	-	-	-	-	-	-	12,021,155	12,021,155

Foreign currency translation loss for 2009	-	-	-	-	-	-	(241,522)	-	(241,522)

Balances as of December 31, 2009 (Restated)	12,862,501	$1,286	-	$-	$7,798,714	$3,608,243	$(25,022)	$23,388,493	$34,771,714

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

On October 22, 2009, the Company entered into a Stock Exchange and Reorganization Agreement (the “Agreement”), by and among the Company, Tianwei International Development Corporation, an Oregon Corporation (“TIDC”), CAOPU Enterprise Limited, a company organized under the laws of the British Virgin Islands (“Caopu”), London Financial Group Ltd., a company organized under the laws of the British Virgin Islands (“LFG”), Phoebus Vision Investment Developing Group, Ltd., a company organized under the laws of the British Virgin Islands (“Phoebus”), and Timothy Lightman (“TL”), pursuant to which the Company acquired all of the issued and outstanding capital stock of TIDC owned by each of CAOPU, LFG and Phoebus in exchange for an issuance by the Company of an aggregate of 11,576,250 shares of Common Stock of the Company, with a par value of $0.0001 per share (the “MBPI Common Stock”), to Caopu, LFG and Phoebus. The shares of MBPI Common Stock were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

In addition, TL, the owner of 7,312,500 shares of MBPI Common Stock (“TL’s MBPI Shares”), representing approximately 93% of the 7,848,750 issued and outstanding shares of the Company’s Common Stock, delivered a stock certificate or stock certificates representing 6,562,500 of TL’s MBPI Shares to the Company for cancellation.

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

3.	RESTATEMENTS OF FINANCIAL STATEMENTS

Revenues

On June 17, 2010, the Company’s management concluded that the Company’s audited financial statements for the year ended December 31, 2009 and the Company’s unaudited quarterly financial statements for the quarter ended March 31, 2010 should no longer be relied upon.  Specifically, the Company’s revenues were understated by $9,885,472 for the year ended December 31, 2009 and overstated by $54,831 for the quarter ended March 31, 2010 with an overstatement of inventories by $7,173,838 as of December 31, 2009 and $7,150,617 as of March 31, 2010. In addition, the Company’s basic and fully diluted net income per common share for the year ended December 31, 2009 increased to $.98 per share from original $.78 per share. The impact of the corrections on the Company’s basic and fully diluted net income per common share for the three months ended March 31, 2010 was immaterial. The facts underlying the Company’s original conclusion is that all of such revenues are not recognized until the Company physically receives the clearance paper from Chinese customs department (“Customs”). However, there exists a time lag between the receiving date and the approval date by the Customs, which typically takes a couple of weeks. The Company believes the approval date by Chinese Customs generally represents the date that the title of the goods being passed onto to buyers and should be appropriate and persuasive evidence for revenue recognition. Accordingly, all the financial statements for the year ended December 31, 2009 and for the quarter ended March 31, 2010 are restated. The Company did not find any understatement in revenues for the comparative year ended December 31, 2008 and the comparative quarter ended March 31, 2009.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

3.	RESTATEMENT OF FINANCIAL STATEMENTS (CONT’D)

The following table sets forth all the accounts in the original amounts and restated amounts, respectively.

As of December 31, 2009
	(Original)	(Restated)

Trade accounts receivable, net	$6,948,326	$16,833,798
Inventories	17,527,584	10,353,746
Deferred tax liabilities	-	677,909
Retained earnings	$21,354,768	$23,388,493

For the year ended December 31, 2009
	(Original)	(Restated)

Sales	$59,549,572	$69,435,044
Cost of goods sold (exclusive of depreciation and amortization)	42,186,937	49,360,775
Income taxes - deferred	-	677,909
Net income	9,987,430	12,021,155
Basic and fully diluted net income per common share	$0.78	$0.98

Payment of dividends

The Company’s management concluded that the payment of dividends of $224,755 to the Company’s shareholders in 2008 should be classified in the 2008 Statements of Cash Flows as cash outflow from financing activities, which was misclassified as cash flow from investing activities in the original 2008 Statements of Cash Flow. The dividends error was merely a clerical error and not systematic or representative of the internal control system. There was no impact on net income as the result of this reclassification.

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

The following table sets forth the breakdown of our cost of goods sold for the years ended December 31, 2009 and 2008, respectively.

	Years ended December 31,
	2009	2008

Direct Materials	$38,147,336	$24,722,362
Indirect Materials	8,053,710	4,769,082
Direct Labor	2,484,139	1,614,503
Inbound Freights	675,589	464,882
Cost of Goods Sold	$49,360,774	$31,570,829

The depreciation and amortization expenses, shipping and handling expenses, inspection costs are excluded from cost of goods sold, the amount of which for the years ended December 31, 2009 and 2008, respectively, are set forth in the following table.

	Years ended December 31,
	2009	2008

Depreciation expenses	$808,101	$656,700
Amortizations	5,293	5,293
Shipping and handling expenses	416,811	311,258
Inspection costs	76,132	50,466

These excluded expenses are included under Selling, General and Administrative expenses in the accompanying financial statements.

15.	SELLING AND MARKETING EXPENSES

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

1)
On November 6, 2009, the Company completed a stock exchange transaction with the equity owners of TIDC. 11,576,250 shares of common stock were issued by the Company in exchange for 100% interest in TIDC, representing 90.0% of the Company’s outstanding common stock.

2)
On November 6, 2009, Timothy Lightman, the owner of 7,312,500 shares of the Company’s Common Stock delivered a stock certificate or stock certificates representing 6,562,500 shares of the Company’s Common Stock to the Company for cancellation.

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

Subsequent to year end, the Company entered into an agreement to issue 150,000 warrants among other items and recorded a related expense of $334,702, equal to the estimated fair value of the warrants at the date of the grant to an unrelated shareholder of the Company. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5.15% risk-free interest, 0% dividend yield, 65% volatility, and a life of two years.

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

Although transfers considerations are not contemplated within the registration rights agreements, the potential for a registration payment arrangement does exist if the parties to the registration rights agreement mutually agree to address and add the transfer considerations if the Registration Statement is not declared effective or does not maintain effectiveness. At the time of this filing, the terms and conditions of the potential payment arrangement are unknown because transfer considerations have not been contemplated.

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

The statement of equity and the earnings per share numbers in the financial statements have been restated per FASB 128 paragraph 134.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
(FKA MOBILE PRESENCE TECHNOLOGIES, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

24.	SEGMENTS

The Company determined that it do not operate in any material, separately reportable operating segments as of December 31, 2009 and 2008.