Form 10-Q/A
period 2010-03-31
China Shandong Industries, Inc.
filed 2010-11-05
CIK 1417192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 3
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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 3 to our Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2010.  The Form 10-Q was originally filed with the Securities and Exchange Commission on May 13, 2010, the Amendment No. 1 to the Form 10-Q was filed on June 28, 2010 and Amendment No. 2 to the Form 10-Q was filed on October 20, 2010.

On June 17, 2010, our management concluded that the unaudited consolidated financial statements for the fiscal quarter ended March 31, 2010 could no longer be relied upon because of errors in those financial statements. On June 23, 2010, the Company filed a Current Report on Form 8-K disclosing the need to restate its financials and the reasons for the restatement.  The Company restated those financial statements to make the necessary accounting corrections in its Amendment No. 1 to the Form 10-Q.

This Amendment No. 3 to our Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2010 is being filed to reflect that the restatement of the Company’s audited financial statements for the fiscal quarter ended March 31, 2010 resulted from ineffective disclosure controls and procedures which in turn led to ineffective internal control over financial reporting; see Item 4T.  In addition, this Amendment No. 3 is being filed to incorporate certain changes to our financial statements and corresponding amendments to the Item entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Except as specifically referenced herein, this Amendment No. 3 to the Quarterly Report on Form 10-Q/A does not reflect any event occurring subsequent to June 28, 2010, the filing date of the Company’s Amendment No. 1 to the Quarterly Report on Form 10-Q/A.

FORWARD-LOOKING INFORMATION

This Amendment No. 3 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-Q/A is filed, and we do not intend to update any of the forward-looking statements after the date this Amendment No. 3 is filed to confirm these statements to actual results, unless required by law.

Item 1. Financial Statements.

China Shandong Industries, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009

	(Restated)	(Restated)
ASSETS	March 31, 2010	December 31, 2009
		(Audited)
CURRENT ASSETS
Cash and cash equivalents	$3,455,275	$2,185,839
Trade accounts receivable	17,788,731	16,833,798
Inventories	11,048,539	10,353,746
Prepaid expenses	642,492	375,493
Deposits	-	767,204
Other receivables	166,978	295,752
TOTAL CURRENT ASSETS	33,102,014	30,811,832

FIXED ASSETS
Property, plant, and equipment	10,836,686	10,656,454
Accumulated depreciation	(3,509,570)	(3,309,354)
NET FIXED ASSETS	7,327,116	7,347,100

OTHER ASSETS
Land occupancy rights, net	75,511	76,834
Construction in progress	8,510,258	6,940,632
TOTAL OTHER ASSETS	8,585,769	7,017,466

TOTAL ASSETS	$49,014,899	$45,176,398

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings	$7,910,581	$8,054,831
Accounts payable	598,631	240,290
Other payables and accrued liabilities	445,388	731,329
Deposits received in advance	60,263	56,849
Taxes payable	747,163	643,476
Deferred tax liabilities	670,006	677,909
TOTAL CURRENT LIABILITIES	10,432,032	10,404,684

TOTAL LIABILITIES	10,432,032	10,404,684

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, 5,000,000 authorized, none issued and outstanding as of March 31, 2010 and December 31, 2009)	-	-
Common stock ($.0001 par value, 100,000,000 authorized, 12,862,501 issued and outstanding as of March 31, 2010 and December 31, 2009)	1,286	1,286
Additional paid in capital	7,798,714	7,798,714
Statutory and discretionary surplus reserve	3,608,243	3,608,243
Accumulated other comprehensive income (loss)	269,557	(25,022)
Retained earnings	26,905,067	23,388,493
TOTAL STOCKHOLDERS' EQUITY	38,582,867	34,771,714

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,014,899	$45,176,398

See accompanying notes to these financial statements and auditors' report

China Shandong Industries, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income and Comprehensive Income
For the Three Months ended March 31, 2010 and 2009

	For the three months ended
	March 31, 2010	March 31, 2009
	(Restated)
Revenues
Sales	$19,406,737	$14,495,795
Cost of goods sold (exclusive of depreciation and amortization)	13,801,401	11,145,799

Operating expenses
Selling and marketing	237,577	160,238
Research and development expenses	251,136	150,165
General and administrative	263,304	108,060
Total Operating Expenses	752,017	418,463

Income from continuing operations	4,853,318	2,931,533

Other income (expenses)
Finance income (costs)	(247,095)	(128,885)
Other operating income(cost)	-	140,721
Non-operating income	93,318	(1,305)
Total other income (expense)	(153,778)	10,530

Income from operations before income taxes	4,699,541	2,942,063

Income taxes – current	(512,960)	(706,635)
Income taxes - deferred	(670,006)	-

Net income	$3,516,574	$2,235,428

Other comprehensive income
Foreign currency translation adjustment	294,579	7,194

Comprehensive income	$3,811,153	$2,242,622

Basic and fully diluted net income per common share	$0.28	$0.18

Weighted average common shares outstanding	12,862,501	12,862,501

See accompanying notes to these financial statements and auditors' report.

China Shandong Industries, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For the Three Months ended March 31, 2010 and 2009

	For the three months ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:	(Restated)

Net income	$3,516,574	$2,235,428
Loss of disposal of fixed assets(loss of net value of fixed assets)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	200,216	179,805
Amortization	1,323	1,323
Changes in operating assets and liabilities:
Trade accounts receivable	(952,910)	(3,401,142)
Prepaid expense	379,367	(95,830)
Inventories	(694,269)	1,704,333
Other receivables	128,844	(192,729)
Accounts payable	358,243	493,496
Taxes payable	103,498	(995,609)
Deferred tax liabilities	(7,903)	-
Other payables and accrued liabilities	122,188	(221,633)
Deposits received in advance	3,398	1,158
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,158,570	(291,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase for property, plant, and equipment	(180,232)	-
Disposals of property, plant and equipment	-	14,264
Additions to construction in progress	(1,567,556)	(791)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,747,788)	13,473

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of short term borrowings	(146,479)	-
Proceeds from short term borrowings	-	1,391,554
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(146,479)	1,391,554

Foreign currency adjustment	5,134	127

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,269,436	1,113,753

CASH AND CASH EQUIVALENTS:
Beginning of period	2,185,839	1,751,997

End of period	$3,455,275	$2,865,750

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$247,096	$128,834
Taxes	$982,542	$599,403

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

Consolidation of Variable Interest Entities — Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company implemented SFAS No. 167 in fiscal 2010, which does not have any material impact on our consolidated financial statements.

3.	RESTATEMENTS OF FINANCIAL STATEMENTS

On June 17, 2010, the Company’s management concluded that the Company’s audited financial statements for the year ended December 31, 2009 and the Company’s unaudited quarterly financial statements for the quarter ended March 31, 2010 should no longer be relied upon.  Specifically, the Company’s revenues were understated by $9,885,472 for the year ended December 31, 2009 and overstated by $54,831 for the quarter ended March 31, 2010 with an overstatement of inventories by $7,173,838 as of December 31, 2009 and $7,150,617 as of March 31, 2010.  In addition, the Company’s basic and fully diluted net income per common share for the year ended December 31, 2009 increased to $.98 per share from original $.78 per share. The impact of the corrections on the Company’s basic and fully diluted net income per common share for the three months ended March 31, 2010 was immaterial. The facts underlying the Company’s original conclusion is that all of such revenues are not recognized until the Company physically receives the clearance paper from Chinese customs department (“Customs”). However, there exists a gap between the receiving date and the approval date by the Customs, which is approximately 30 to 40 days. The Company believes the approval date by Chinese Customs generally represents the date that the title of the goods being passed onto to buyers and should be appropriate and persuasive evidence for revenue recognition. Accordingly, all the financial statements for the year ended December 31, 2009 and for the quarter ended March 31, 2010 are restated. The Company did not find any understatement in revenues for the comparative year ended December 31, 2008 and the comparative quarter ended March 31, 2009.

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

3.	RESTATEMENTS OF FINANCIAL STATEMENTS (CONT’D)

For the three months ended March 31, 2010
	(Original)	(Restated)

Sales	$19,461,568	$19,406,737
Cost of goods sold (exclusive of depreciation and amortization)	13,824,621	13,801,401
Income taxes - current	1,190,869	512,960
Income taxes – deferred	-	670,006
Net income	3,540,282	3,516,574
Basic and fully diluted net income per common share	$0.28	$0.28

Statements of Retained Earnings	2010 (as restated)

Balance, January 1	$21,354,768
Adjustment to correct the error of improper sales cut-off (net of tax)	2,033,725
Adjusted balance, January 1	$23,388,493

4.	RESTRICTED CASH AND CASH EQUIVALENTS

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

As of March 31, 2010, a portion of short-term borrowings from Bank of China are secured by certain assets of the Company. Specifically, $1,523,519 in short-term borrowings is secured by the Company’s property with a net book value of $5,135,679, and $234,388 in short-term borrowings is secured by the Company’s equipment with a net book value of 1,805,999.

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

The following table sets forth the breakdown of our cost of goods sold for the three months ended March 31, 2009 and 2010, respectively.

	Three months ended
	3/31/2009	3/31/2010

Direct Materials	$8,750,299	$10,564,836
Indirect Materials	1,666,381	2,299,238
Direct Labor	565,062	769,246
Inbound Freights	164,057	168,081
Cost of Goods Sold	$11,145,799	$13,801,401

The depreciation and amortization expenses, shipping and handling expenses, inspection costs are excluded from cost of goods sold, the amount of which for the three months ended March 31, 2009 and 2010, respectively, are set forth in the following table.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES (FKA MOBILE PRESENCE TECHNOLOGIES, INC.) NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2010

12.	COST OF GOODS SOLD (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION) (CONT’D)

	Three months ended
	3/31/2009	3/31/2010

Depreciation expenses	$179,805	$200,216
Amortizations	1,323	1,323
Shipping and handling expenses	115,852	194,071
Inspection costs	18,632	21,027

These excluded expenses are included under Selling, General and Administrative expenses in the accompanying financial statements.

13.	SELLING AND MARKETING EXPENSES

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

18.	INCOME PER SHARE

The following table sets forth the computation of basic earnings per share for the three months ended March 31, 2009 and 2010 indicated:

	Three months ended
	3/31/2009	3/31/2010 (Restate)
Numerator:
Net income	$2,235,428	$3,516,574

Denominator:
Weighted average number of shares outstanding
Basic	12,862,501	12,862,501

Earnings (loss) per share
Basic and fully diluted	$0.18	$0.28

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

The following tables set forth our top three customers individually comprising 26% and 29% of net revenue for the three months ended March 31, 2009 and 2010, respectively.

For the three months ended March 31, 2009
Customers		Revenues			Accounts Receivable
Customer A		$2,174,369	15%		$1,113,095
Customer B		869,748	6%		502,101
Customer C		724,790	5%		1,495,222

	Total:	$3,768,907	26%	Total:	$3,110,419

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES (FKA MOBILE PRESENCE TECHNOLOGIES, INC.) NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2010

19.	CONCENTRATIONS AND RISKS (CONT’D)

For the three months ended March 31, 2010
Customers		Revenues			Accounts Receivable
Customer D		$2,563,964	13%		$926,815
Customer E		1,806,429	9%		688,297
Customer F		1,262,558	7%		471,205

	Total:	$5,632,951	29%	Total:	$2,086,316

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

The statement of equity and the earnings per share numbers in the financial statements have been restated per FASB 128 paragraph 134.

21.	SEGMENTS

The Company determined that it do not operate in any material, separately reportable operating segments as of March 31, 2009 and 2010.

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

Our general and administrative expenses for the three months ended March 31, 2010 was approximately $263,304, an increase of approximately $155,244 or 143.7% compared to approximately $108,060 for the comparable period in 2009. Such increase in expenses resulted from an increase in legal fees, audit fees and other professional fees attributable to becoming a publicly traded company in the United States.

Research and Development

Our research and development expenditures totaled $251,136 in the three months ended March 31, 2010, an increase of approximately $100,971, or 67.2% as compared to $150,165 in the same period of 2009. The increase was due to our growing investment in research and development of new products, including our proposed new furniture line. We expect our research and development expenditures would continue to increase as a result of further diversification of our product lines in the future.

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

Income Tax Expense

Income tax expense for the three months ended March 31, 2010 was approximately $1,182,966, of which $512,960 was current and $670,006 was deferred. The deferred tax provision was due to a temporary difference between book income and taxable income attributable to goods in transit at the end of the period. An increase of approximately $476,331 or 67.4% for the three months ended March 31, 2010, compared to the same period of 2009, which was primarily attributable to the increase in taxable profits as a result of significant increase in sales revenues. The income taxes are based on a statutory 25% effective tax rate in both years. There was no deferred income tax for the three months ended March 31, 2009.

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

CHINA SHANDONG INDUSTRIES, INC.

November 5, 2010	By:	/s/ Jinliang Li
Jinliang Li, Chief Executive Officer
(Principal Executive Officer)

November 5, 2010	By :	/s/ Yuhong Lei
Yuhong Lei, CFO
(Principal Accounting and Financial Officer)