Form 10-Q
period 2010-09-30
China Shandong Industries, Inc.
filed 2010-11-12
CIK 1417192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
 Yes☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes☐  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes☐  No☒

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 12,865,013 shares of common stock are issued and outstanding as of November 12, 2010.

TABLE OF CONTENTS

Item 1. Financial Statements.

China Shandong Industries, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,987,670	$2,185,839
Trade accounts receivable	18,457,442	16,833,798
Inventories	13,221,788	10,353,746
Prepaid expenses	337,233	375,493
Deposits	-	767,204
Other receivables	320,443	295,752
TOTAL CURRENT ASSETS	38,324,576	30,811,832

FIXED ASSETS
Property, plant, and equipment	11,437,399	10,656,454
Accumulated depreciation	(3,927,396)	(3,309,354)
NET FIXED ASSETS	7,510,003	7,347,100

OTHER ASSETS
Land occupancy rights, net	72,868	76,834
Construction in progress	10,901,681	6,940,632
TOTAL OTHER ASSETS	10,974,549	7,017,466

TOTAL ASSETS	$56,809,128	$45,176,398

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings	$8,953,754	$8,054,831
Accounts payable	470,603	240,290
Other payables and accrued liabilities	563,182	731,329
Received in advance	59,190	56,849
Common Stock to be issued	178,325	-
Taxes payable	368,054	643,476
Deferred tax liabilities	-	677,909
TOTAL CURRENT LIABILITIES	10,593,108	10,404,684

TOTAL LIABILITIES	10,593,108	10,404,684

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, 5,000,000 authorized, none issued and outstanding as of September 30, 2010 and December 31, 2009, respectively)	-	-
Common stock ($.0001 par value, 100,000,000 authorized, 12,865,013 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively)	1,286	1,286
Additional paid in capital	8,133,416	7,798,714
Statutory and discretionary surplus reserve	3,608,243	3,608,243
Accumulated other comprehensive income (loss)	798,140	(25,022)
Retained earnings	33,674,935	23,388,493
TOTAL STOCKHOLDERS' EQUITY	46,216,020	34,771,714

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,809,128	$45,176,398

See accompanying notes to these financial statements and auditors' report.

China Shandong Industries, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income and Comprehensive Income
For the Three and Nine Months ended September 30, 2010 and 2009

	For the three months ended		For the nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenues
Sales	$22,746,574	$14,725,112	$62,181,727	$46,201,117
Cost of goods sold (exclusive of depreciation and amortization)	16,462,614	10,924,422	45,206,191	34,516,927

Operating expenses
Selling and marketing	215,692	158,118	608,729	455,413
Research and Development expenses	111,923	99,642	501,642	358,813
General and administrative	276,555	337,296	884,730	727,611
Professional and consulting fee	157,303	-	492,005	-
Total Operating Expenses	761,473	595,057	2,487,106	1,541,838

Income from continuing operations	5,522,487	3,205,633	14,488,430	10,142,353

Other income (expenses)
Finance income (costs)	(131,218)	(149,308)	(722,966)	(439,823)
Other operating income(cost)	2,079	13	4,977	140,612
Non-operating income	3,700	466	108,817	6,815
Total other income (expense)	(125,439)	(148,829)	(609,172)	(292,396)

Income from operations before income taxes	5,397,048	3,056,804	13,879,257	9,849,956

Income taxes - current	1,388,588	764,198	3,592,816	2,433,631

Net income	$4,008,460	$2,292,606	$10,286,442	$7,416,325

Other comprehensive income
Foreign currency translation adjustment	371,886	9,088	823,162	6,157

Comprehensive income	$4,380,346	$2,301,694	$11,109,604	$7,422,482

Earnings per common share
Basic	$0.31	$0.19	$0.80	$0.61

Fully diluted	$0.30	$0.19	$0.78	$0.61

Weighted average common shares outstanding
Basic	12,862,513	12,219,375	12,862,513	12,219,375

Fully diluted	13,162,513	12,219,375	13,112,513	12,219,375

See accompanying notes to these financial statements and auditors' report.

China Shandong Industries, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 2010 and 2009

	For the Nine months ended
	September 30, 2010	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	10,286,442	7,416,325
Loss of disposal of fixed assets(loss of net value of fixed assets)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	618,042	539,012
Amortization	3,965	3,951
Warrants granted for services, non-cash	334,702	-
Stock based compensation, non-cash	178,325	-

Changes in operating assets and liabilities:
Trade accounts receivable	(1,623,644)	(2,023,893)
Prepaid expense	38,260	87,849
Inventories	(2,868,042)	1,409,893
Other receivables	(24,691)	(109,495)
Accounts payable	230,313	(49,460)
Taxes payable	(953,331)	(94,645)
Other payables and accrued liabilities	599,057	(645,958)
Deposits received in advance	2,341	10,216
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,821,740	6,543,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase for property, plant, and equipment	(780,945)	(803,038)
Additions to construction in progress	(3,961,049)	(1,106,355)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,741,994)	(1,909,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term borrowings	11,568,813	7,245,104
Principal repayments to short-term borrowings	(10,669,890)	(9,254,138)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	898,923	(2,009,034)

Foreign currency adjustment	823,162	(309)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,801,831	2,625,059

CASH AND CASH EQUIVALENTS:
Beginning of period	2,185,839	1,751,997

End of period	$5,987,670	$4,377,056

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the three quarters for:
Interest	$562,882	$341,693
Taxes	$3,894,449	$2,095,797

See accompanying notes to these financial statements and auditors' report.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2009 and 2008 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2009.

2.	ORGANIZATION AND BUSINESS BACKGROUND

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

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

2.	ORGANIZATION AND BUSINESS BACKGROUND (CONT’D)

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

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosures

(Accounting Standards Update (“ASU”) 2010-06)

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operation.

4.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable is comprised of the following amounts at the respective dates:

	As of
	9/30/10	12/31/09
	Unaudited	Audited

Gross trade accounts receivable from customers	$18,885,302	$17,204,380

Allowance for doubtful customer accounts	(427,860)	(370,582)

	$18,457,442	$16,833,798

Bad debt expense of $57,278 was recognized during the nine months ended September 30, 2010 in the accompanying consolidated income statements.

5.	INVENTORIES

Inventories are comprised of the following amounts at the respective dates:

	As of
	9/30/10	12/31/09
	Unaudited	Audited

Raw materials	$4,770,641	$1,462,682
Packaging materials	29,456	23,813
Work in process	4,295,327	2,191,570
Finished goods	4,126,364	6,675,681

	13,221,788	10,353,746
Provision for obsolete inventories	-0-	-0-

	$13,221,788	$10,353,746

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	9/30/10	12/31/09
	Unaudited	Audited
Cost:
Buildings	$6,208,306	$6,158,887
Machinery, equipment and furniture	5,229,093	4,497,567

	11,437,399	10,656,454
Accumulated depreciation	(3,927,396)	(3,309,354)

Net	$7,510,003	$7,347,100

During the reporting periods, depreciation expense is included in the following accounts on the accompanying consolidated income statements:

	Three months ended		Nine months ended
	9/30/10	9/30/09	9/30/10	9/30/09

General and administrative expenses	$213,908	$179,703	$618,042	$539,012
	$213,908	$179,703	$618,042	$539,012

7.	LAND OCCUPANCY RIGHTS

	As of
	9/30/10	12/31/09
	Unaudited	Audited

Land occupancy rights	98,887	98,887

Less: Accumulated amortization	(26,019)	(22,053)

Land occupancy rights, net	$72,868	$76,834

During the reporting periods, amortization expense is included in the following accounts on the accompanying consolidated income statements:

	Three months ended		Nine months ended
	9/30/10	9/30/09	9/30/10	9/30/09

General and administrative expenses	$1,328	$1,317	$3,965	$3,951
	$1,328	$1,317	$3,965	$3,951

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

8.	SHORT-TERM BORROWING

The Company’s outstanding principal balances on its short-term borrowings are payable as follows:

	As of
	9/30/10	12/31/09
	Unaudited	Audited

Bank of China, 6.372% interest rates, due no later than February 3, 2011	1,790,751	3,514,835
Laishang Bank (aka Commercial Bank (Heze branch)), 7.965% interest rate, due no later than November 4, 2011	2,686,126	4,539,996
Construction Bank of China (Cao County branch), 4.86% interest rate per annum, due no later than November 3, 2010	4,476,877	-
	$8,953,754	$8,054,831

As of September 30, 2010, a portion of short-term borrowings from Bank of China are secured by certain assets of the Company. Specifically, $732,257 in short-term borrowings is secured by the Company’s property with a net book value of approximately $5,153,028.

Subsequent to the end of the third quarter of 2010, the loan of $447,688 from Laishang Bank was paid in full.

The effects of imputed interest on the aforementioned below market interest rates are immaterial to the consolidated financial statements taken as a whole.

9.	OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	9/30/10	12/31/09
	Unaudited	Audited

Salary and welfare payable	$324,803	$105,246
Accrued expenses	39,563	21,818
Other payables	198,816	604,265

	$563,182	$731,329

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

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

11.	COST OF GOODS SOLD (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION)

Cost of goods sold consists primarily of costs of raw materials and direct labor, and other costs directly attributable to the production of products. Write-down of inventories to lower of cost or market is also recorded in cost of goods sold.

The following table sets forth the breakdown of our cost of goods sold for the three and nine months ended September 30, 2010 and 2009, respectively.

	Three months ended		Nine months ended
	9/30/10	6/30/09	9/30/10	6/30/09

Direct Materials	12,514,310	8,259,398	34,567,595	26,791,399
Indirect Materials	2,859,429	1,866,140	7,532,652	5,394,240
Direct Labor	854,917	629,905	2,491,066	1,815,129
Inbound Freights	233,958	168,979	614,878	516,159
Cost of Goods Sold	16,462,614	10,924,422	45,206,191	34,516,927

The depreciation and amortization expenses, shipping and handling expenses, inspection costs are excluded from cost of goods sold, the amount of which for the three and nine months ended September 30, 2010 and 2009, respectively, are set forth in the following table.

	Three months ended		Nine months ended
	9/30/10	9/30/09	9/30/10	9/30/09

Depreciation expenses	$213,908	$179,703	$618,042	$539,012
Amortizations	$1,328	$1,317	$3,965	$3,951
Shipping and handling expenses	$76,782	$101,410	$344,071	$328,708
Inspection costs	$7,615	$6,742	$39,863	$43,578

These excluded expenses are included under Selling, General and Administrative expenses in the accompanying financial statements.

12.	SELLING AND MARKETING EXPENSES

Selling and marketing expenses were $215,692 and $608,729 for the three and nine months ended September 30, 2010, respectively, including $76,782 and $344,071 in shipping and handling expenses for three-month and nine-month periods, respectively. Selling and marketing expenses mainly consist of advertising, shipping and handling costs, exhibition expenses, inspection costs, and the other costs of our distribution network which are expensed as incurred during the selling activities.

13.	INCOME TAXES

The Company is subject to the foreign investment enterprise income tax at the statutory rate of 15% on the profits as reported in the Company’s PRC statutory consolidated financial statements as adjusted by profit and loss items, which are not taxable or deductible before 2008.

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

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

13.	INCOME TAXES (CONT’D)

Income taxes in the accompanying consolidated statements of income for the reporting periods represent provision for EIT for the Company’s continuing operations in the PRC.

The effective income taxes differ from the above PRC statutory EIT rates as follows:

	Three months ended		Nine months ended
	9/30/10	9/30/09	9/30/10	9/30/09

EIT rate in effect for the year	25%	25%	25%	25%
Profits before income tax	5,397,048	3,056,804	13,879,257	9,849,956
Income tax	1,388,588	764,198	3,592,816	2,433,631

	Three months ended		Six months ended
	9/30/10	6/30/09	9/30/10	6/30/09

Provision for income taxes at statutory EIT rate	1,349,262	764,198	3,469,814	2,462,489
Non-deductible and other various items for tax purposes	39,326	0	123,002	(28,858)
Income taxes	1,388,588	764,198	3,592,816	2,433,631

The Company had no deferred tax liabilities as of September 30, 2010.

14.	INCOME PER SHARE

The following table sets forth the computation of basic and fully diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 indicated:

	Three months ended		Nine months ended
	9/30/10	6/30/09	9/30/10	6/30/09

Numerator:
Net income	4,008,460	2,292,606	10,286,442	7,416,325
Denominator:
Weighted average number of shares outstanding
Basic	12,862,513	12,219,375	12,862,513	12,219,375
Fully diluted	13,162,513	12,219,375	13,112,513	12,219,375
Earnings per common share
Basic	$0.31	$0.19	$0.80	$0.61
Fully diluted	$0.30	$0.19	$0.78	$0.61

The basic earnings per share were calculated using the net income and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the recapitalization of the Company in the Exchange, the forward stock split and the reverse stock split.

The fully diluted earnings per share were calculated using the net income and the weighted average number of shares outstanding on the fully diluted basis during the reporting periods. The denominator for fully diluted earnings per share calculation includes 150,000 warrants granted for services rendered during the second quarter of 2010. All share and per share data have been adjusted to reflect the recapitalization of the Company in the Exchange, the forward stock split and the reverse stock split.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

15.	STOCK BASED COMPENSATION

During the second quarter of 2010, the Company entered into an agreement (the “Agreement”) to issue 150,000 warrants among other items and recorded a related expense of $334,702, equal to the estimated fair value of the warrants at the date of the grant to an unrelated shareholder of the Company. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5.15% risk-free interest, 0% dividend yield, 60% volatility, and a life of two years.

Pursuant to the Agreement, the Company agreed to issue 32,200 shares of the Company’s common stock to a consultant to reimburse expenses of $161,000 advanced by the consultant. The fair value of the shares was determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $5.00. The shares have not been issued as of the date of this quarterly report.

On July 1, 2010, the Company provided three independent directors with Offer Letters, respectively, pursuant to which, the Company agreed to issue total 3,750 shares, or 1,250 shares per person, as compensations to the independent directors for the third quarter of 2010. The fair value of the shares was $17,325 determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $4.62. The 2,500 shares were issued on October 29, 2010, and the remaining 1,250 shares have not been issued as of the date of this quarterly report.

16.	REVERSE STOCK SPLIT

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

The Company has a defined contribution plan for all of its qualified employees in the PRC. The employer and the employees are each required to make contributions to the plan at the rates specified in the plan. The obligation of the Company with respect to retirement is to make the required contributions under the plan. No forfeited contributions are available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to expense in the accompanying consolidated statements of income. The Company contributed $0 for both three and nine months ended September 30, 2010 and 2009, respectively. The contribution, if any, is included in general and administrative expenses in the accompanying consolidated income statements.

18.	CONTINGENCIES

The Company had no contingencies existing as of September 30, 2010.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

19.	RELATED PARTY TRANSACTIONS

The Company had no material transactions carried out with its related parties during the three and nine months ended September 30, 2010 and 2009.

20.	CONCENTRATIONS AND RISKS

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

For the nine months ended September 30, 2010 and 2009, 100% of the Company’s assets were located in the PRC, and certain customers accounted for greater than 5% in revenues.

The following tables set forth our top three customers individually comprising 21.67% and 27.30% of net revenue for the nine months ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010

Customers	Revenues		Accounts Receivable

Customer A	$6,981,450	11.23%	$1,318,517
Customer B	3,735,989	6.01%	846,681
Customer C	2,757,307	4.43%	1,447,690

Total:	$13,474,746	21.67%	$3,612,888

For the nine months ended September 30, 2009

Customers	Revenues		Accounts Receivable

Customer D	$6,687,341	14.47%	$1,202,206
Customer E	3,280,581	7.10%	712,953
Customer F	2,644,206	5.72%	549,870
			0
Total:	12,612,128	27.30%	2,465,029

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

20.	CONCENTRATIONS AND RISKS (CONT’D)

(b)           Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

21.	SEGMENTS

The Company determined that it do not operate in any material, separately reportable operating segments as of September 30, 2010 and 2009.

22.	SUBSEQUENT EVENTS

On July 1, 2010, the Company provided three independent directors with Offer Letters, respectively, pursuant to which, the Company agreed to issue total 3,750 shares, or 1,250 shares per person, as compensations to the independent directors for the third quarter of 2010. The fair value of the shares was $17,325 determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $4.62. The 2,500 shares were issued on October 29, 2010, and the remaining 1,250 shares have not been issued as of the date of this quarterly report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward-Looking Statements

The statements contained in this quarterly report on Form 10-Q (the “Report”) with respect to our financial condition, results of operations and business that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that any such statements that are contained in this Report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, the PRC and world economy, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

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

Unless otherwise expressly provided herein, all share and per share numbers set forth herein relating to our common stock assume (a) reflects a 15 for 1 forward stock split of our common stock on December 3, 2009, and (b) a 1 for 2 reverse stock split of our common stock effective on August 3, 2010.

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

We produce over 20,000 different products which are sold in more than thirty countries and districts, including the PRC, United States, Germany, England, Holland, Italy, Sweden, Japan, Canada, Denmark, Hong Kong, and Taiwan. Our products are sold through well known retailers such as Trade Point A/S Direct Container, Zara-Home, Habitat UK Ltd., ABM Group Inc., and Fuji Boeki Co. Ltd. We believe that our products offer competitive prices and high quality.

Our operations are conducted in the PRC through our subsidiary, Shandong. For the three and nine months ended September 30, 2010, we generated sales of $22,746,574 and $62,181,727, respectively, and net income of $4,008,460 and $10,286,442, respectively. For the 2009 fiscal year, we generated sales and net income of $69,435,044 and $12,021,155, respectively, and for the 2008 fiscal year we generated sales and net income of $42,197,393 and $5,761,994, respectively.

For the nine months ended September 30, 2010, sales of our wood furniture products, straw-wicker products and handicraft products accounted for approximately $35.1 million, $25.9 million and $1.2 million, respectively. For the 2009 fiscal year, sales of our wood furniture products, straw-wicker products and handicraft products accounted for approximately $37.1 million, $31.2 million and $1.1 million, respectively, and for the 2008 fiscal year, approximately $20.1 million, $21.2 million and $0.9 million, respectively.

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

Revenue recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the customers, the selling price is fixed or determinable, and collection is reasonable assured. We generally record revenues when shipments clear the Chinese customs department. We offer variable payment terms for our customers and are generally responsible for paying the delivery cost of our products.

Accounts Receivable

Most of our sales are conducted on pre-payment or COD basis. However, during the normal course of business, we from time to time provide an extension to some of our customers on an interest-free, unsecured basis for a term of up to 90 days depending on such customers’ credit history, as well as the customary practices in our local market. We review our accounts receivables quarterly and determine the amount of allowances, if any, necessary for doubtful accounts. Historically, we did not have any material bad debt write-offs; however, we still provide an arbitrary reserve amount for possible bad debts, which equals to approximately 5% of the accounts receivable balances per year. We review our accounts receivable balances to determine whether specific reserves are required due to issues such as disputed balances with distributors, declines in distributors’ credit worthiness, and/or unpaid balances exceeding agreed-upon terms. Based upon the results of these reviews, we determine whether a specific provision should be made to provide a reserve for possible bad debt write-offs. For the nine months ended September 30, 2010, we recognized a bad debt expense of $57,278.

As of September 30, 2010, we had outstanding gross accounts receivables of $18,885,302, and allowance for bad debts of $427,860. We believe that these outstanding amounts will be collected pursuant to the terms and conditions within the period agreed with our customers. During the reported periods, neither material problems relating to distributor payments nor specific additional bad debt write-offs occurred. In terms of our liquidity, we reflect the extended interest-free unsecured credit in our cash flows for the reported periods. Therefore, we anticipate no changes from past cash flow patterns.

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

As of September 30, 2010, we had inventory balance of $13,221,788.

Recently Issued Accounting Standards

Fair Value Measurements and Disclosures
(Accounting Standards Update (“ASU”) 2010-06)

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operation.

RESULTS OF OPERATIONS

In 2010, we intend to continue to focus on the implementation of our strategic plan to sustain the growth we have experienced since becoming a U.S. public company in November 2009 through the reverse acquisition of Mobile Presence Technologies, Inc., a holding company for our China-based subsidiaries.  In early 2011, we expect to construct a new production facility. This production facility will include modern equipment and components that we believe will allow us to produce our products more quickly and in greater quantity, without sacrificing quality, which we believe will enable us to satisfy additional oversea requests for our products received by us that we are currently unable to fulfill. In addition, through our aggressive marketing campaign, we also expect to increase our brand awareness and customer loyalty.

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

(All amounts in U.S. dollars, except for the percentages)

Statements of	For the three months ended				For the nine months ended
Operations	9/30/2010		9/30/2009		9/30/2010		9/30/2009
	$	%(1)	$	%(1)	$	%(1)	$	%(1)

Revenues	22,746,574	-	14,725,112	-	62,181,727	-	46,201,117	-
Cost of goods sold (exclusive of depreciation and amortization	16,462,614	72.37%	10,924,422	74.19%	45,206,191	72.70%	34,516,927	74.71%
Operating expenses	761,473	3.35%	595,057	4.04%	2,487,106	4.00%	1,541,838	3.34%
Income from operations	5,522,487	24.28%	3,205,633	21.77%	14,488,430	23.30%	10,142,353	21.95%
Other (expense)	(125,439)	0.55%	(148,829)	1.01%	(609,172)	0.98%	(292,396)	0.63%
Net income before income taxes	5,397,048	23.73%	3,056,804	20.76%	13,879,257	22.32%	9,849,956	21.32%
Net income	4,008,460	17.62%	2,292,606	15.57%	10,286,442	16.54%	7,416,325	16.05%

(1) Percentage of revenues

Comparison of Three and Nine Months Ended September 30, 2010 and 2009

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

Revenues for the three and nine months ended September 30, 2010 were $22,746,574 and $62,181,727, respectively, representing an increase of $8,021,462 or 54.5%, and $15,980,610 or 34.6%, compared to revenues of $14,725,112 and $46,201,117 for the comparative periods ended September 30, 2009. For the three months ended September 30, 2010, our main products, consisting of wood furniture, straw-wicker and handicraft products, generated sales of approximately $12.6 million, $9.7 million, and $0.4 million, respectively, or approximately 55%, 43% and 2% of our total revenues for the three months ended September 30, 2010. For the nine months ended September 30, 2010, these products generated sales of approximately $35.1 million, $25.9 million, and $1.2 million, respectively, or approximately 56%, 42% and 2% of our total revenues for the nine months ended September 30, 2010.

Sales of our wood furniture, straw-wicker and handicraft products generated revenues of approximately $4.5 million, $22.9 million, and $9.9 million and $22.4 million, $0.3 million and $0.9 million, respectively, for the three and nine months ended September 30, 2009, respectively.

The increase in our revenues during the three and nine months ended September 30, 2010 compared to the same periods ended September 30, 2009 was primarily attributable to the increased number of orders we received from our customers as a result of the addition of newly-developed products to our production lines.

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

Cost of goods sold for the three months ended September 30, 2010 was approximately $16,462,614, an increase of approximately $5,538,192, or approximately 50.7%, from approximately $10,924,422 for the comparative period in 2009. For the nine months ended September 30, 2010, we had cost of goods sold of $45,206,191, increased by $10,689,264, or approximately 31.0%, from approximately $34,516,927 for the comparative period ended September 30, 2009. Such increase was due primarily to greater use of raw materials resulting from increased orders from our customers.

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

Our selling and marketing expenses were $215,692 and $608,729 for the three and nine months ended September 30, 2010, respectively, including $76,782 and $344,071 in shipping and handling expenses for the three month and nine months ended September 30, 2010, respectively. Our selling and marketing expenses increased by approximately $57,574 or 36.4%, and $153,316 or 33.7% for the three and nine months ended September 30, 2010, respectively, from $158,118 and $455,413 for the comparative periods ended September 30, 2009.  Such increase resulted from the rises in transportation fees, port incidental charges and trade inspection fees as a result of increased sales revenue.

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

Our general and administrative expenses for the three months ended September 30, 2010 were $276,555, representing a decrease of approximately $60,741 or 18.0%, compared to approximately $337,296 for the comparative period in 2009. The decrease was primarily due to effective cost controls implemented by the Company. For the nine months ended September 30, 2010, our general and administrative expenses of $884,730, represented an increase by approximately $157,119 or 21.6%, compared to approximately $727,611 for the comparative period in 2009. Such increases in expenses resulted from an increase in legal service fees, audit fees and other cash payments for professional services attributable to becoming a publicly traded company in the United States.

Research and Development

Our research and development expenditures totaled approximately $111,923 and $501,642 for the three and nine months ended September 30, 2010, respectively, increasing by approximately $12,281 or 12.3%, and by $142,829 or 39.8% compared to approximately $99,642 and $358,813 for the same periods ended September 30, 2009. The increase was due to our growing investment in research and development of new products, including our proposed new furniture production line. We expect our research and development expenditures to continue to increase as a result of further diversification of our product lines in the future.

Professional and consulting expenses

During the three and nine months ended September 30, 2010, we had professional and consulting fees of $157,303 and $492,005, respectively, which represented non-cash payments from the issuance of warrants and shares of common stock. We entered into an agreement to issue a total of 150,000 warrants, among other items, for the services rendered in connection with our process of going public. The services were rendered to us and the related expense of $334,702 was recorded based on the estimated fair value of the warrants at the date of the grant to our service consultants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5.15% risk-free interest, 0% dividend yield, 60% volatility, and a life of two years.

Pursuant to the aforementioned Agreement, we also agreed to issue 32,200 shares of our common stock to the consultant to reimburse expenses of $161,000 advanced by the consultant. The fair value of the shares was determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $5.00. The shares have not been issued as of the date of this quarterly report.

In addition, we provided each of our three independent directors an Offer Letter dated July 1, 2010, pursuant to which, we agreed to issue a total of 3,750 shares, or 1,250 shares per person, as compensations to the independent directors’ service during the third quarter of 2010. The fair value of such shares was approximately $17,325 based upon the market value of the number of shares multiplied with the last market quoted price of $4.62 on the grant date. 2,500 shares were issued on October 29, 2010, and the remaining 1,250 shares have not been issued as of the date of this quarterly report.

We did not have any professional and consulting expenses during the three and nine months ended September 30, 2009.

Interest expense

Our interest expenses were approximately $131,218 for the three months ended September 30, 2010, decreased by approximately $18,090 or 12.1%, compared to approximately $149,308 in the same periods ended September 30, 2009. The decrease in interest expenses during the third quarter of 2010 was due to the repayment of approximately 50% of our outstanding short-term loans during the third quarter of 2010 compared to the same period in 2009.

Our interest expenses were approximately $722,966 for the nine months ended September 30, 2010, representing an increase by approximately $283,143 or 64.4%, compared to approximately $439,823 in the same period ended September 30, 2009. The increase in interest expenses during the nine months ended September 30, 2010 was attributable to the additional short-term loans we incurred during the nine months ended September 30, 2010 compared to the same period in 2009.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2010 was approximately $1,388,588 and $3,592,816, respectively. The increase by approximately $624,390 or 81.7%, and by approximately $1,159,185 or 47.6% for the three and nine months ended September 30, 2010, respectively, compared to income tax expense of $764,198 and $2,433,631 for the same periods ended September 30, 2009, was primarily attributable to the increase in taxable profits as a result of significant increase in sales revenues. Our income taxes are based on a statutory 25% effective tax rate in both years. There was no deferred income tax for the three and nine months ended September 30, 2010.

Net income

Net income for three and nine months ended September 30, 2010 was approximately $4,008,460 and $10,286,442, respectively, an increase of approximately $1,715,854 or 74.8%, and by $2,870,117 or 38.7%, compared to net income of approximately $2,292,606 and $7,416,325 for the same periods ended September 30, 2009.

Net income as a percentage of our sales revenues increased to 17.6% and 16.5% for the three and nine months ended September 30, 2010, respectively, from 15.6% and $16.0% in the comparative periods in 2009. The increase in net income during the three and nine months ended September 30, 2010 was due primarily to the significant increase in our sale revenues exceeding the effects of a correlative increase in cost of goods sold. In addition, there was an increase in our income taxes for the nine months ended September 30, 2010 versus the same period ended September 30, 2009 caused by an increase in income from operations before income taxes during the nine months ended September 30, 2010. This increase in income taxes lessened the effect of the increase in net income for the nine months ended September 30, 2010 compared with the same period in 2009, similar to the effect of the increase in cost of goods sold and the increase in operating expenses had on the increase of net income for the nine months ended September 30, 2010 comparing with the same period in 2009.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:

(All Amounts in U.S. Dollars)

	For the nine months ended
	September 30, 2010*	September 30, 2009*
	(Consolidated, unaudited)	(Consolidated, unaudited)

Net cash provided by operating activities	$6,821,740	$6,543,795

Net cash (used in) investing activities	$(4,741,994)	$(1,909,393)

Net cash provided by / (used in) financing activities	$898,923	$(2,009,034)

Effect of Foreign currency translation	$823,162	$(309)

Net increase (decrease) in cash and equivalents	$3,801,831	$2,625,059

Cash and cash equivalents, beginning of period	$2,185,839	$1,751,997

Cash and cash equivalents, end of period	$5,987,670	$4,377,056

* The above financial data have been derived from our unaudited consolidated financial statements for the nine months ended September 30, 2010 and 2009.

Operating Activities

Net cash provided by operating activities was approximately $6,821,740 for the nine months ended September 30, 2010, compared to net cash provided by operating activities of approximately $6,543,795 for the comparable period in 2009. Positive cash flows during the nine months ended September 30, 2010 were due primarily to net income of $10,286,442, plus the non-cash expenses such as depreciation of $618,042, warrants granted for services of $334,702, and stock based compensation of $178,325, partially offset by the increase in accounts receivable and inventories by $1,623,644 and $2,868,042, respectively, and the decrease in tax payable in the amount of $953,331. Comparably, positive cash flows during the nine months ended September 30, 2009 were due primarily to the net income of $7,416,325, plus the decrease in inventories by $1,409,893, partially offset by the increase in accounts receivables by $2,023,893, and the decrease in accrued liabilities by $645,958.

Investing Activities

Cash used in investing activities mainly consists of capital expenditures, expenditures for property, plant, and equipment, and additions to construction in progress.

Net cash flows used in investing activities were $4,741,994 and $1,909,393 for the nine months ended September 30, 2010 and 2009, respectively. Negative cash flows during the nine months ended September 30, 2010 were primarily attributable to the spending in reconstruction, renewal and expansion of our old workshop buildings and facilities. We incurred $780,945 and $803,038 in expenditures for property, plant and equipment during the nine months ended September 30, 2010 and 2009, respectively. We also had $3,961,049 incurred in construction in progress during the nine months ended September 30, 2010 compared to $1,106,355 in such expenditures for the comparable period in 2009. These increases in expenditures increased as we continued to expand our operating facilities.

Financing Activities

Net cash provided by financing activities was $898,923 for the nine months ended September 30, 2010, due primarily to the proceeds from short-term loans of $11,568,813 payable to local banks, which bear an annual interest rate depending on the loan from 4.86% to 9.558%, offset by the repayments of $10,669,890 during this period. Comparably, we had cash flows of $2,009,034 used in financial activities for the nine months ended September 30, 2009, due to the repayments of short-term notes of $9,254,138, offset by the net proceeds from short term borrowings of $7,245,104.

Based upon our present plans, we believe that our cash on hand, cash flow from operations and funds available to us through our proposed financing activities will be sufficient to fund our capital needs for at least the next 12 months. We expect that our primary sources of funding for our operations for the next 12 months will result from cash flow from operations, in addition to our proposed financing activity. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we do not have sufficient available cash, we would have to seek additional debt and/or equity financing through external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, consolidated results of operations and financial condition.

Loan Facilities

We believe that we currently maintain good business relationships with banks which we obtain  loans from.  As of September 30, 2010, our outstanding bank loans that were classified as short term borrowings on the accompanying consolidated balance sheet were as follows:

(All Amounts in U.S. Dollars)
Name	Amount	Maturity Date
Bank of China, Cao County Branch (1)	$223,844	11/17/2010
Bank of China, Cao County Branch (2)	$522,302	10/21/2010
Bank of China, Cao County Branch (3)	$1,044,605	2/03/2011
Laishang Bank (A/K/A Commercial Bank (Heze Branch) (4)	$2,238,438	4/29/2011
Laishang Bank (A/K/A Commercial Bank (Heze Branch) (5)	$447,688	9/28/2010
Construction Bank of China, Cao County Branch (6)	$1,492,292	10/25/2010
Construction Bank of China, Cao County Branch (7)	$2,984,585	11/03/2010
Total	$8,953,754

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

(3) Short term loan (No. Year 2010 Cao Zhong Yin Si Dai Zi 001). The term of this loan agreement is from February 4, 2010 to February 3, 2011, with an interest rate of 6.372% per annum.  The purpose of this loan is to purchase raw materials. Shandong Enterprise Credit Guarantee Co., Ltd is the guarantor for this loan and takes join and several liabilities.

(4) Short term loan (No.2010043001210). The term of this loan agreement is from April 30, 2010 to April 29, 2011, with an interest rate of 9.558% per annum.  The loan is to be used as our working fund to purchase raw materials, which should be repaid from our sales income or others.  Shandong Cao County Shengfeng Food Limited is the guarantor for this loan and takes joint and several liabilities.

(5) Short term loan (No.2009120701210). The term of this loan agreement is from December 7, 2009 to September 28, 2010, with an interest rate of 9.558% per annum.  The loan is to be used as our working fund, which should be repaid from our sales income.  Heze JXY Food Limited and Shandong Cao Xian Changsheng Arts & Crafts Company Ltd are the guarantors for this loan and take joint and several liabilities. Subsequent to the end of third quarter of 2010, the principal and accrued interest of this loan was repaid in full.

(6) Short term loan (No.CXCKDDRZ2010008). The term of this loan agreement is from June 28, 2010 to October 25, 2010, with an interest rate of 4.86% per annum.  The loan is to be used as our working fund, which should be repaid from our sales income.  Heze JXY Food Limited is the guarantor for this loan and takes joint and several liabilities.

(7) Short term loan (No.CXCKDDRZ2010010). The term of this loan agreement is from July 8, 2010 to November 3, 2010, with an interest rate of 4.86% per annum.  The loan is to be used as our working fund, which should be repaid from our sales income.  Heze JXY Food Limited is the guarantor for this loan and takes joint and several liabilities.

We anticipate rollovers of all current facilities maturing in the 2010 fiscal year and do not foresee a squeeze on the availability of credit to fund our operations and meet our growth objectives.

Capital Expenditures

We believe that substantially all of our capital expenditures going forward will be related to our furniture business as we diversify our product base, build component manufacturing facilities and renovate our existing manufacturing facilities.

We believe that our existing cash, cash equivalents, and cash flows from operations, and our proposed financing activities will be sufficient to meet our anticipated cash needs over the next 12 months. We will, however, require substantial additional cash resources to implement the balance of our growth strategy, including any acquisitions we may decide to pursue.

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

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and financing activities.

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

As of September 30, 2010, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

(a) None.

(b) None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation. (1)

3.1(a)	Certificate of Amendment to our Certificate of Incorporation. (2)

3.1(b)	Certificate of Amendment to our Certificate of Incorporation, filed with Secretary of State of State of Delaware on August 3, 2010. (3)

3.2	Bylaws (1)

10.1	Form of Offer Letter with each of the three independent directors dated as of July 1, 2010.

21.1	List of Subsidiaries. (4)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to our registration statement on Form SB-2 filed with the SEC on November 28, 2007.
(2) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2010.
(3) Incorporated by reference to our Amendment No. 2 to the Registration Statement on Form S-1 filed with SEC on August 6, 2010.
(4) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 12, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA SHANDONG INDUSTRIES, INC.

November 12, 2010	By:	/s/ Jinliang Li
Jinliang Li, Chief Executive Officer
(Principal Executive Officer)

November 12, 2010	By :	/s/ Yuhong Lei
Yuhong Lei, CFO
(Principal Accounting and Financial Officer)