Form 10-K
period 2010-12-31
China Shandong Industries, Inc.
filed 2011-03-03
CIK 1417192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large Accelerated Filer ☐      Accelerated Filer  ☐    Non-Accelerated Filer  ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,996,603

There were 8,611,697 shares of common stock outstanding as of February 25, 2011.

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

Overview
 We are a designer and contract manufacturer of household furniture in the Peoples Republic of China (“PRC”).  We produce a variety of indoor and outdoor residential furniture and wicker products that is sold and exported to more than 30 countries.  Our products are sold through well known domestic and international retailers such as Trade Point A/S Direct Container (Denmark), Zara-Home, Habitat UK Ltd.,  ABM Group Inc. and US; Fuji Boeki Co. Ltd.  The product depth and extensive style selections we offer we believe allows us to be a strong resource for global furniture, retail chains and retailers in the discounted price range.

Our subsidiary, Shandong, manufactures over 20,000 different products.   We focus on providing high quality products at competitive prices.  For the calendar year ended December 31, 2010, approximately 4.2% of our products were sold in the PRC and 95.8% of our products were sold to companies in countries and places such as Denmark, the United States, Germany, the United Kingdom, Spain, Italy, Sweden, Canada and Taiwan.

Because straw, wicker and handicraft products are relatively easy to produce and do not require a significant investment in technology or equipment, we do not produce such products in our manufacturing facilities. Instead, we employ local people to manufacture such products in their homes in Cao County, Shandong Province, PRC.

All of our four existing industrial parks are engaged in producing wood furniture.  Our four industrial parks consist of 19 plants, which produce a full line of residential furniture products, including kitchen furniture, office furniture, living room furniture, outdoor furniture and general living furniture.  In order to respond quickly to customer orders, we have designed our facilities and developed manufacturing practices that allow us to be highly flexible so that certain of our plants can be used to produce several types of furniture.

Corporate History and Organization
We were incorporated in February 2007 in Delaware under the name Mobile Presence Technologies, Inc. to develop and provide software and services to enhance the use of cellular phones and other hand held communication devices.  Since our inception we had not generated any material revenues and determined to change our business.  In November 2009, we acquired all of the issued and outstanding capital stock of Tianwei International Development Corporation, which we refer to as Tianwei, pursuant to a Stock Exchange and Reorganization Agreement.  The transaction by which we acquired Tianwei is more fully described below.  Tianwei was incorporated under the laws of Oregon on January 13, 2009 and is the owner of all of the issued and outstanding capital stock of Shandong.  Shandong was organized under the laws of the PRC in August 2000 under the name Heze Caopu Arts & Crafts Co., Ltd. In November 2000, it changed its name to Shandong Caopu Arts & Crafts., Ltd.  In April 2008, Shandong has registered capital of $7.8 million, 96.79% of which was owned by Shandong Cao County Changsheng Arts & Crafts Co., Ltd. and the remaining 3.21% was owned by Japan Fit Co., Ltd.  In January 2009, Tianwei acquired Japan Fit’s 3.21% interest and in July 2009, Tianwei acquired Shandong Cao County Changsheng Arts & Crafts Co., Ltd.’s 96.79% interest in Shandong.  As a result, Tianwei became the sole owner of Shandong and we became the 100% owner of Tianwei.  In addition, as a result of its new ownership structure, Shandong became what is known as a “Wholly Foreign Owned Enterprise” or “WFOE.”  On December 3, 2009 we filed a certificate of amendment to our Certificate of Incorporation changing our name to “China Shandong Industries, Inc.”, to better align our name with our business, increasing the authorized shares of our common stock to 100,000,000, increasing our authorized blank check preferred stock to 5,000,000 shares, and effectuating a 15 for 1 forward split of our common stock.  On January 18, 2011, we effectuated a 1 for 1.5 reverse stock split of our shares of common stock.

Stock Exchange Agreement
On November 6, 2009, pursuant to a Stock Exchange and Reorganization Agreement (the “Exchange Agreement”), dated as of October 22, 2009, by and among us, Tianwei, CAOPU, London Financial Group Ltd., a company organized under the laws of the British Virgin Islands (“LFG”), Phoebus Vision Investment Developing Group, Ltd., a company organized under the laws of the British Virgin Islands (“Phoebus”), and Timothy Lightman (“TL”), we acquired all of the issued and outstanding capital stock of Tianwei.  Pursuant to the Exchange Agreement, we issued an aggregate of 7,717,500 shares of our common stock to CAOPU, LFG and Phoebus in exchange for all of the issued and outstanding shares of Tianwei owned by each of CAOPU, LFG and Phoebus.

Pursuant to the terms of the Exchange Agreement, Mr. Lightman cancelled 4,375,000 shares of his total of 4,875,000 shares of our common stock.  In addition, effective November 5, 2009, pursuant to a separate Assignment and Assumption Agreement by and between us and Mr. Lightman, Mr. Lightman acquired all our assets related to our prior business and assumed all our liabilities outstanding prior to our acquisition of Tianwei.

Effective as of the closing of our acquisition of Tianwei, our prior officers and directors resigned, and our current officers and directors were appointed.

Company Structure
The following chart shows the ownership interests in our operating subsidiaries.

(1)           CAOPU Enterprise Limited, a BVI entity (“CAOPU”), owns 86.4% of our issued and outstanding common stock. Mr. Jinliang Li, our Chairman, Chief Executive Officer and controlling stockholder, owns all of the issued and outstanding capital stock of CAOPU. CAOPU owns for the benefit and on behalf of (i) Mr. Jinliang Li, 51% of our issued and outstanding shares of our common stock, and (ii) nine (9) other stockholders, own 35.4% of our issued and outstanding shares of our common stock, which stockholders have agreed that CAOPU will hold their shares of our common stock for a period expiring 15 months from the date of the closing of a public offering of our securities. After such 15-month period, unless such 15-month period is extended by the underwriter in the offering, each minority stockholder can publicly sell its respective shares of our common stock in accordance with the any lock-up agreement that may have been entered into by each such person with the underwriter. Although Mr. Li has no pecuniary interest in the shares of our common stock owned by such 9 minority stockholders but held by CAOPU, by reason of his sole ownership of CAOPU, Mr. Li has sole voting and dispositive power over such shares of our common stock.

(2)           None of the remaining stockholders has more than 5% shares of our common stock.

 ITEM 1.                      BUSINESS

Overview

We are a designer and contract manufacturer of household furniture in the Peoples Republic of China (“PRC”).  We produce a variety of indoor and outdoor residential furniture and wicker products that is sold and exported to more than 30 countries.  Our products are sold through well known domestic and international retailers such as Trade Point A/S Direct Container (Denmark), Zara-Home, Habitat UK Ltd.,  ABM Group Inc. and US; Fuji Boeki Co. Ltd.  The product depth and extensive style selections we offer we believe allows us to be a strong resource for global furniture, retail chains and retailers in the discounted price range.

Our subsidiary, Shandong, manufactures over 20,000 different products.   We focus on providing high quality products at competitive prices.  For the calendar year ended December 31, 2010, approximately 4.2% of our products were sold in the PRC and 95.8% of our products were sold to companies in countries and places such as Denmark, the United States, Germany, the United Kingdom, Spain, Italy, Sweden, Canada and Taiwan.

Because straw, wicker and handicraft products are relatively easy to produce and do not require a significant investment in technology or equipment, we do not produce such products in our manufacturing facilities. Instead, we employ local people to manufacture such products in their homes in Cao County, Shandong Province, PRC.

All of our four existing industrial parks are engaged in producing wood furniture.  Our four industrial parks consist of 19 plants, which produce a full line of residential furniture products, including kitchen furniture, office furniture, living room furniture, outdoor furniture and general living furniture.  In order to respond quickly to customer orders, we have designed our facilities and developed manufacturing practices that allow us to be highly flexible so that certain of our plants can be used to produce several types of furniture.

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

The following are the pictures of certain of our straw and wicker products:

Wooden crafts products mainly refers to decorations and accessories, “knick-knacks” and ornamental objects made of poplar wood in a semi-manual and semi-mechanical way.  Such products include photo frames, gift boxes, bottle boxes, jewelry boxes, and bird nests, which can be used for decoration or as functional products in houses, offices and public places.

The following are pictures of certain of our wooden crafts products:

Because straw, wicker and handicraft products are relatively easy to produce, and do not require a significant investment in technology or equipment, we do not produce such products in our manufacturing facilities.  Instead, we employ local people to manufacture such products in their homes in Cao County, Shandong Province, PRC.

All of our four existing industrial parks are engaged in producing wood furniture.  Our four industrial parks consist of 19 plants, which produce a full line of residential furniture products, including kitchen furniture, office furniture, living room furniture, outdoor furniture and general living furniture.  In order to respond quickly to customer orders, we have designed our facilities and developed manufacturing practices that allow us to be highly flexible so that certain of our plants can be used to produce several types of furniture.

Concentration on Furniture Industry
Based upon our experience as furniture markers and sellers both domestically and internationally as well as the Shandong Report, we believe that the demand for furniture has been growing steadily worldwide.  We believe that historically western countries have accounted for the majority of world furniture production and consumption.  However, we believe that the global furniture industry is undergoing a substantial transformation, where developing countries, such as China, are playing an increasingly important role in wood furniture production and consumption.  As a result, although our straw, wicker and handicraft products have been and continue to be an integral part of our overall business, we intend to focus and devote substantial of our resources to expand our wood furniture business.

Our Competitive Advantages
We believe that we are one of the large-scale producers and manufacturers of furniture and craft products in China because we have (i) over $7 million production facilities and equipments in 19 plants in a total area of 162,688.82 square meters, (ii) average revenue of $40 million in past 3 years, and (iii) over 20,000 products.

We believe we have the following advantages over our competitors:

•	We believe our brand name “CAOPU” is well-known among oversea retailers and wholesalers, such as Zara-Home, Habitat UK Ltd., ABM Group Inc., and IKEA;

•	We believe that we are becoming better known among overseas retailers and wholesalers for our poplar and paulownia wood products;

•	Our research and development (“R&D”) team has 24 employees, each of whom has over 4 years of experience in furniture and craft production;

•	We have what we believe to be a strong technological team in product improvement;

•	We have developed products based on traditional folk art in Cao County;

•
We believe that our raw materials costs are lower than our competitors because our production facility is located in an area that has an abundance of fast-growing trees that we use in manufacturing our products; and

•	Over the past ten years, we have developed long-term customer cooperative relationships with a number of well known companies, such as Zara-Home, Habitat UK Ltd., ABM Group Inc. and IKEA.

Our Strengths

Track record of growth
Our revenues and net income has increased substantially over the past 2 years.  Specifically, we generated revenues of $89,934,050 and achieved net income of $14,157,889 during the twelve months ended December 31, 2010, as compared to $69,435,044 in revenues and $12,021,155 of net income for the comparable period in 2009.  We generated revenues of $42,197,393 in revenues and $5,761,994 of net income for the comparable period in 2008.  We plan, subject to available financing, to increase the aggregate annual production capacity for our existing products and to launch a higher end furniture line that we believe will have higher profit margins.

Flexibility to Meet Consumer Demands
 We believe our production capability is customer-oriented in that we can change certain aspects of our production ability to accommodate customer orders and requirements.  In this regard, we believe our production capabilities are very flexible in that we offer, manufacture and/or sell diversified products to meet diversified customers’ demands.  With years of experience, we believe we have the ability to customize our products in accordance with customers’ ever-changing needs and requirements.  To attempt to increase our flexibility to further meet our customer demands quickly and efficiently, we also have committed ourselves to (i) purchasing high technique manufacturing equipment and more investment in our own research and development and (ii) improving our products’ variety, style and design based on market trends based upon our customers’ tastes and preferences based upon the information we receive in the domestic and international trade fairs we attend.

Strong Recognition from Domestic and International Customers
We believe the solid reputation that our management team has developed over the last number of years in the furniture industry in China and in other countries such as Denmark, the United States, Germany, the United Kingdom, Spain, Italy, Sweden, Canada and Taiwan, including an established track record for consistently providing quality products at competitive prices, has enabled us to develop a strong customer base which includes several reputable domestic and multinational retailers, including Zara-Home, Habitat UK Ltd. ABM Group Inc. and Fuji Boeki Co., Ltd.

Reliable Supplier Network for Low-Cost Raw Materials
We believe that many of our current suppliers with whom we have longstanding relationships prefer to sell raw materials to us as opposed to other purchasers, at competitive prices, due to our large order and track record for prompt payment.   We believe these long-standing supplier relationships provide us with a competitive advantage in China.  Since Cao County is a natural area for the raw materials required to make our products, the supply of raw materials is greater than we require.  Thus, we are able to leverage our purchasing power to obtain favorable pricing and delivery terms.  In addition, none of our current sources of raw materials supplies more than 5% of the raw materials we require.

Experienced Management and Operational Teams with Domestic PRC Market Knowledge
 Our senior management team and key operating personnel have extensive management and operating experience and domestic PRC industry knowledge.  In particular, Mr. Jinliang Li, our chairman and chief executive officer, has managed and operated businesses in the furniture industry in the PRC for approximately 25 years.  Mr. Zhiqiang Zhong, the production manager of Shandong, has experience in the furniture industry in the PRC for approximately 22 years, Mr. Zhiyu Wang, chief financial officer of Shandong, has experience in furniture industry for approximately 24 years, Mr. Jiawei Li, our director and chief marketing manager of Shandong, has experience in marketing and furniture industry for approximately 4 years.  We believe that our management team’s experience and in-depth knowledge of the furniture business will enable us to continue to successfully execute our expansion strategies.  In addition, we believe our management team’s strong track record will enable us to continue to take advantage of market opportunities that may arise.

We Are Taking Advantage of Industry Trends
According to an article dated October 9, 2008, titled 2008 International Trade Development Tendency of China Furniture, the major furniture manufacturing provinces in China are Shandong (where we are located), Guangzhou and Jiangsu, and furniture manufactured in China is now exported to over 200 countries.  We believe this shift to China in furniture manufacturing is attributable to the increasing labor, operational and manufacturing costs in more developed countries.  Consequently, we believe retailers in developed countries are relying more on imported furniture products.  Our strategy is to take advantage of this trend.

Our Weaknesses/Challenges

Need to increase our production capacity
Most of our current production equipment and facilities was purchased approximately 5 years ago, which we do not believe are sufficiently modern to optimally allow us to meet customer demand for our products, which we believe reduces our overall product output and revenues.  In addition, due to the age of certain of our current machinery, we cannot produce certain products that new machines would allow us to produce.  As a result, our production capacity limits our ability to accept certain overseas orders.

Lack of customer name brand to end customers
We are an original equipment manufacturer (“OEM”) for North American and European manufacturers.  Currently, we receive orders and sell our products directly to retailers and wholesalers, who then resell our manufactured products to end users using the brand name of such retailers and wholesalers.  We have not established our own name brand; as a result, end users do not recognize or “seek out” our products, which prevents us from selling them under our own brand name.

Absence of our own sales and distribution channels
We market and distribute our products mainly to retailers and wholesalers instead of consumers and we have not set up our own sales and distribution channels.  Therefore, our sales are partially dependent on the sales, sales efforts and distribution channels of retailers and wholesalers who sell our products.  Generally, this subjects our revenues to factors under the control of our retailers and wholesalers such as the quality of their showrooms, the quality and budget for marketing and advertising of such products and the availability of space in their showrooms and stores to show our products.

Our Proposed Growth Strategy
Based upon the historical growing demand for our wood furniture products and the changing dynamics of the wood furniture industry, we believe we have a unique opportunity to substantially increase our revenues, net income and gross margins by not only expanding the capacity of our existing wood furniture production business but also producing additional types of wood furniture products for which we believe there is a large and increasing international demand.  We seek to increase our revenues by taking advantage of the increasing demand for wood furniture world-wide, as such we have developed a growth strategy that we believe will allow us to capitalize on this opportunity.  Our growth strategy is focused on increasing our production capacity of wooden furniture and manufacturing new products that we believe are in high demand internationally.

Develop new products
In order to produce higher end products we plan to develop a second new production line in 2011, subject to available financing.  Based upon, among other items, our attendance at trade shows and discussions with our larger clients, we believe that we can substantially increase our revenues, gross margins and net income by producing an additional production line.

The cost to set up our second production line will be approximately $15 million.  Although we currently do not have the funds to establish such production line, we intend in the future to attempt to obtain the required funding through a combination of the sale of our securities, working capital and/or retained earnings.

Increasing production capacity
We believe, based our managements’ experience, that our current production capacity for our existing wooden furniture products can only satisfy between 60% and 70% of the overseas requests for our products.  Based on the profit margin the demands may bring, we currently select to place and satisfy the requests with higher profit margins (around 60% to 70%), and reject the requests with lower margins (around 30%-40%).

Our strategy to increase our capacity is multifaceted.  In December 2006, we were granted by the PRC government a land-use permit to use approximately 98,435.32 square meters to establish our fifth industrial park to expand our current Caopu Industrial Park.  In such industrial park, which also will be located in Caopu Industrial Park near our existing 4 industrial parks, we plan to build a new furniture production line with more state of the art manufacturing equipment and components in 2010 which we believe will enable us to fulfill a greater percentage of oversea requests for our products that we currently do not have the capacity to fulfill.  We believe this plan will not only increase our production capacity but also increase our gross margins and strengthen our market share in our product industry.  The total estimated cost to build the new production line is approximately $20 million, which includes workshop construction cost as well as equipment and machinery cost.

Strengthening R&D
We believe product innovation and technology advancement are vital for our business expansion.  In the past years, we mainly depended on in-house research.  For fiscal years 2010 and 2009, we spent approximately $0.7 million and $0.5 million, respectively on R&D.  We intend to build a new R&D center in the fifth industrial park in 2011.  We believe our R&D initiatives will substantially shorten the time of both traditional and new product development.  It is currently contemplated by us that the proposed new R&D center will include a 6,000 square meter building with an experiment workshop, office, training room and housing.  The estimated cost of R&D center is an estimated approximately $1.4 million consisting of (i) $850,000 for building costs and (ii) $550,000 for equipment costs. We intend to finance the cost of our proposed new R&D facility through either our own working capital and/or attempting to obtain additional financing, which will be decided by our Board of Directors at the appropriate time.

Strengthening our relationships with key customers and diversifying our customer base.
 We intend to strengthen our relationships with key customers while further expanding our customer base.  We plan to continue providing high-quality and cost-competitive products to our existing customers and to use our existing customer network and strong industry reputation to expand our product sales internationally.  We also plan subject to available financing to improve our overseas sales networks by establishing retail stores to allow us to sell our products directly to the end users in the United States, Japan and Europe.  We intend to continue to use customer feedback to improve the quality of our products and services and to strengthen our long-term base of domestic and international customers.

Seasonality
Our operating results and cash flows historically have not been subject to seasonal variations.  Although we do not currently anticipate any changes, this pattern may change, however, as a result of new market opportunities or new product introductions.

Operations
We market our products under our brand name “CAOPU”, which we believe is recognized in certain western countries.

We have established a coordinated supply chain management system ranging from production to sale.  Shandong’s factory is located on 162,688.82 square meters of land, and consists of 18 buildings with a total floor space of 71,708.4 square meters.  In addition, Shandong’s factory is divided into four industry parks with 19 plants.  We have over 1,500 employees in the Shandong factory.

Rigorous Quality Control Standards
 Consistent with our continuing commitment to quality, we impose rigorous quality control standards at various stages of our production process.  We strictly comply with various national quality standards, established by the General Administration of Quality Supervision, Inspection and Quarantine of China, with respect to the hardware and paint used in the manufacture of furniture, straw-wicker and handicraft products.  We also strictly comply with various quality standards in accordance with the clients’ special quality requirements.

In order to improve the modern management level of enterprise and adapt to the demand of the international market, Shandong has obtained ISO 9001 International Quality Management System Certificate, ISO 14001 Environment Management System Certificate, OHSMS18001 Occupation Health & Safe Management System Certificate and CE Certificate (a certificate enabling our products to enter the Europe Union).

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

In 2010, approximately 95.8% of our revenues resulted from sales of our products internationally, with the remaining approximately 4.2% resulting from sales in the PRC.

The following table lists our products by category and their respective contribution to our sales for the 12 months ended December 31, 2010.  Among all the countries listed below, we believe that sales to Denmark, the United States, the United Kingdom, Spain, Japan, Germany and Sweden are material to our business.

Product Category	Certain Products	Country where products were delivered	Revenue ($ in Millions)	Revenue Percentage (%)

Furniture	Poplar & paulownia furniture including: folding screens, stools, 3-tier /5-tier bookshelves, coffee tables, bed cabinet	U.S.A., U.K., Germany, Japan, Italy, Spain	$47.1	56.1%

Straw-wicker	Trunk, wash baskets, baskets, drawers, folder boxes, storage chests, fruit trays, bread baskets, vase covers	Spain, Germany, Italy, Holland, Greece, Poland, Portugal, Austria, UK, Japan, Malta, Malaysia, Australia, U.S.A.	$35.4	42.2%

Wooden Crafts	Christmas gifts, photo frames, gift boxes, wood tubes, bottle boxes, decorative wooden plates, toys, pet supplies	U.S.A., Japan, Malta, Malaysia, European country	$1.5	1.7%

Wood Furniture
We established our first wooden furniture production line in 2004 by producing furniture made from poplar and paulownia.  Poplar and paulownia wood generally have distinctive characteristics of color, a smoother surface and lighter weight than certain other types of wood.  In addition, Cao County is the natural base for the growth of both poplar and paulownia.  The average time it takes poplar and paulownia trees to grow to maturity in Cao County is two to three years shorter than for other kinds of trees generally used for wood furniture in China.   Over the past few years, revenues from wood furniture products have increased substantially and have become a substantial percentage of our overall product sales.

Japan and Europe are the primary target markets for sales of such wood furniture.  For fiscal year 2010, sales and net income were approximately $47.1 million and $8.79 million, respectively, from our furniture products.  Wood furniture products accounted for approximately 56.1% of our aggregate revenues.

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

For fiscal year 2010, sales and net income for straw wicker products were approximately $35.4 million and $5.15 million, respectively.  Straw wicker products accounted for approximately 42.2% of our aggregate revenues.

Handicraft Products
With the advantage of having poplar and paulownia resources in Cao Country, in 2000 we expanded our product mix to include wooden handicrafts.  We are dedicated to producing a wide variety of novel-designed wooden handicrafts.   We produce more than 800 kinds of wooden handicrafts varying from household articles, to office appliance and pet supplies.

For fiscal year 2010, sales and net income for handicraft products were approximately $1.5 million and $0.21 million, respectively.  Handicraft products accounted for approximately 1.7% of our aggregate revenues.

 Manufacturing
We operated approximately 162,688.82 square meters of manufacturing and supply plant capacity in Shandong Province for furniture and handicrafts production.  These manufacturing and other facilities consist of 19 plants, which are located in our existing 4 industrial parks.  In December 2006, we were granted an additional 98,435.32 square meters free land use right by the PRC Government, upon which we will build the fifth industrial park in 2010.  As of December 31, 2010, we have the land use right for a total of 261,124.14 square meters.  We consider the machinery and equipment at such location generally to be relatively up to date and well-maintained.  The manufacturing equipment at those locations include band saws, cut-to-size saws, sanders, single-plate saws, multi-plate saws, thickness, matchers, multiple-drillings, copying machines, engraving machines, routers, chilling presses, roll coaters, and leaching paint machines.

Following are photos of our manufacture plants:

Our domestic manufacturing strategy includes:

•	More frequent and cost-effective production runs,
•	Identification and recycling of product waste, and
•	Improvement of our relationships with suppliers by establishing primary suppliers.

Production Process

The manufacturing process of each of our products generally involves various steps.  The following charts indicate the steps in manufacturing straw-wicker products, wooden craft products and furniture products.

1.           Steps to manufacture straw-wicker products:

2.           Steps to manufacture wooden craft products:

3.           Steps to manufacture furniture products:

The technology and procedures used in the above processes vary depending on the different products that we manufacture and depend upon the product specifications prescribed by a particular customer.

Raw Materials
The principal materials used in manufacturing our wood furniture products include lumber, veneers, plywood, particle board, hardware, glue, finishing materials, glass products, laminates, fabrics and metals.  We use a variety of species of lumber, including cherry, oak, ash, poplar, paulownia wood, pine and maple.   The main raw materials for our straw-wicker products are thin grasses, seaweed, wheat straw and maize-leaf.  The main raw material used in or handicrafts products are poplar and paulownia wood.  We believe that our sources for raw materials are adequate and that we are not dependent on any one supplier.  Our five largest suppliers, (Qingping Wang, Xiaoyou Liu, Shandong Beier Chemical Co., Ltd, Cao County Shengcheng Carton Plant, and Cao County Minzu Carton Plant) accounted for an aggregate of approximately 20% of our raw materials for all of our furniture and handicrafts manufacturing operations during 2010.  No single supplier accounted for more than 10% of our raw material purchases.

All of our operations are located in Cao County, PRC, the southwest of Shandong Province, which is at the junction of Anhui Province, Henan Province, Jiangsu and Shandong Province.  We currently have four industrial plants located in such area.  In and around Cao County, there are a substantial number of poplar and paulownia trees.  The wood from such trees are used to make a variety of types of furniture, such as chairs, desks, cabinets, tables, stools, and dividers.  Furniture made of poplar and paulownia has the following distinct characteristics: unique color, smooth surface, light weight (making it easy to carry and ship), and a low price.  We believe that these characteristics have made it popular in Asia, Europe and the United States.  Cao County also has a large supply of readily available raw materials for our straw-and-wicker products.

Customers and Suppliers

We believe we have successfully established long-term, stable business relationships with over three hundred customers in over thirty countries.  Our products are sold in stores operated by such well known retailers as Zara-Home, Habitat UK Ltd., ABM Group Inc., and Fuji Boeki Co. Ltd.

We receive most of our orders twice a year through attending the Chinese Export Commodities Fair (or Canton Fair) in May and October in Guangzhou City, China, respectively.  In addition, we select which orders to fulfill from customers based upon the particular price and profit margin we receive from the products, and, as a result, our top ten customers change each year.

In fiscal 2010, our top 10 purchasers of our products were as follows:

Major Customers

Name	Amounts in USD 12 months ended December 31, 2010 (’000s)	Percentage of Overall Sales (%)
JYSK SP. Zoo, Gdansk. (Denmark)	$12,829	15.28%
Trade Point A/S Direct Container (Denmark)	$5,367	6.40%
ABM Group Inc. (USA)	$4,912	5.85%
Zara-Home (Spain)	$4,099	4.88%
Fuji Boeki Co., Ltd. (Japan)	$2,513	2.99%
Axis Imex, Inc. (USA)	$2,493	2.97%
WATSON TRADING COMPANY,INC. (USA)	$2,471	2.94%
KWANTUM NEDERLAND B.V. (HOLLAND)	$2,438	2.90%
Habitat UK Ltd. (England)	$2,248	2.68%
TESCO (England)	$1,984	2.36%

In fiscal 2010, our top 10 suppliers for raw materials used to manufacture our products were as follows:

Suppliers of Raw Materials

Name	Amount (USD) 12 months ended December 31, 2010 (’000s)	Location	Percentage*
Qingping Wang	$270.9	Cao County	7.42%

Xiaoyou Liu	$252.8	Cao County	6.93%

Shandong Beier Chemical Co., Ltd.	$919.5	Cao County	2.52%

Cao County Shengcheng Carton Plant	$705.6	Cao County	1.93%

Cao County Minzu Carton Plant	$411.3	Cao County	1.13%

Shengli Xie	$379.6	Cao County	1.04%

Hongming Yu	$358.3	Cao County	*

Hongqing Zhang	$344.1	Cao County	*

Tengjian Wang	$324.5	Cao County	*

Enzhu Zhang	$304.2	Cao County	*

* less than 1%.

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

Marketing and Sales
We have developed a broad domestic and international network with our independent third party retailers and wholesalers who sell our products to their customers after purchasing them directly from us.  We believe this broad network helps reduce exposure to regional recessions, and allows us to capitalize on emerging channels of distribution.

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

We believe no significant part of our business is dependent upon a single customer, however, the loss of our larger customers could have a material impact on our business.   Approximately 95.2% of our net sales during fiscal year ended 2010 were to international customers.

Generally, we sell our finished products directly to third party retailers and wholesalers without any commission.  We believe our broad network of 3rd party retailers and wholesalers reduces our exposure to regional recessions and allows us to capitalize on emerging trends in channels of distribution.

Warehousing, Inventory and Supply Chain Management
We distribute furniture to retailers and wholesalers from our distribution centers and warehouses in Caopu Industrial Park.  We ship containers of finished products directly from our manufacturing facilities to the port of Qingdao to third-party retailers and wholesalers.

There is no backlog of unshipped orders for any of our products as of December 31, 2010.  We believe, based on our managements’ experience, our current production capacity for our existing wooden furniture products can only satisfy an estimated approximately between 60% and 70% of our overseas demands.  As a result, we are planning to expand our current production facility in order to meet all the demands we received or would received from oversea clients.

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

With regard to the production scale and products categories, our main competitors are as follows:

Existing Competitors for our wood furniture products:

Puyang Hongda Wooden Products Co., Ltd, a company specialized in wooden furniture and wooden handicrafts production, focuses its business on producing paulownia products, mixed hard wood products, and mahogany products. Depending on technological advantages and advanced craftsmanship, we believe the company is attempting to expand into the United States market, keeping Japan and Europe as its main export countries.

Existing Competitors  for straw-and-wicker and handicrafts manufacturers:

Nanjing Artall Light Industry Co., Ltd, a subsidiary of Jiangsu Holly Corporation, a public company on the Shanghai Stock Exchange. It is a manufacturing and trading corporation located in Jiangsu Province with annual export value exceeding RMB200 million, Artall is primarily engaged in producing gift products, handicrafts, kitchen applicants, travel products, outdoor products, toys, pet supplies, and willow products.

Shandong Jiaxiang Jinyi Arts & Crafts Co., Ltd, a company established in 1986, has a diversified product line featuring straw and wicker products, ranging from stone handicrafts, copper handicrafts, and iron handicrafts to Lu Brocade and Straw/Reed/Kenaf products.

Intellectual Property
As of December 31, 2010, we have the following intellectual property rights:

Patents

On June 20, 2010, we applied for 10 new design patents for furniture products with the appropriate PRC governmental authorities, in the name of Shandong Caopu Arts & Crafts Co., Ltd.  We have received the patent authorization written notice for such application from the appropriate PRC governmental authorities in August 2010, and we believe we will receive the patent certificates in 2011.

Pursuant to an Exclusive Patent License Agreement dated as of July 2, 2010 (the “Agreement”), Mr. Li, our majority stockholder, Chairman and Chief Executive Officer, and the owner of the following listed seven (7) patents authorized us to use such patents exclusively on a royalty free base.  Since such patents do not reflect current design trend in our industry and are easy to be imitated, we do not believe it is economically beneficial to keep them valid by paying annual fee with appropriate PRC governmental authorities.  All such 7 patents expired in August 2010.

Trademarks and Domain Names

We have registered five trademarks:

Trademark	Certificate No.	Category	Registrant	Valid Term
(1)	3722006	28	Shandong	June 7, 2006 to June 6, 2016

(1)	3722025	20	Shandong	February 14, 2006 to February 13, 2016

(1)	3722007	20	Shandong	February 14, 2006 to February 13, 2016

(2)	4900955	20	Shandong	Registered in Japan

(3)	904344	20, 28	Shandong	January, 2007 to January, 2017

(1) Registered with the PRC Trademark Bureau under the State of Administration for Industry & Commerce.
(2) Registered in Japan.
(3) Registered with World Intellectual Property Organization.

We have registered the following domain names:

Domain Name	Owner	Registration Date	Expiration Date
www.caopu.cn	Shandong	June 15, 2006	June 15, 2011
www.cpgy.com	Shandong	April 27, 2002	April 27, 2012
www.caopu.cc	Shandong	June 15, 2006	June 15, 2016

Employees
As of December 31, 2010, we had approximately 1,500 employees.  In 2010, our average compensation per employee per month was RMB 1,152 or approximately US$175.  We also paid social security insurance fees for employees who required such insurance under PRC law.

We have a human resource performance review system and series of incentive policies that allow personnel reviews to be carried out monthly or bi-monthly, depending on the length of employees’ service for Shandong.

The following table shows a breakdown of our employees by function as of December 31, 2010:

Functions	Number of employees	% of total

Manufacturing	1,379	89%
Sales and Marketing	45	2.9%
General Administration, Purchasing and Logistics	60	3.9%
Quality Control, Technology and Research & Development	66	4.2%
Total	1,550	100%

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

Government Regulations
Insurance Plans

We are subject to a wide range of regulation covering our business.  We are required to provide to our employees the following state-mandated insurance plans:

•
Retirement insurance: we withhold a portion of each employee’s average monthly salary from the prior year, as determined by the provincial government, generally 8%, and contribute an additional amount determined by law, up to approximately 20% of such average monthly salary

•
Medical insurance: we withhold approximately 2% of each employee’s average monthly salary from the prior year and contribute an additional amount totaling approximately 6% of such average monthly salary.

•
Unemployment insurance: we withhold approximately 1% of each employee’s average monthly salary from the prior year, and contribute an additional amount totaling approximately 2% of such average monthly salary.

•	Industrial injury insurance: we contribute an amount totaling approximately 1.1% of each employee’s average monthly salary from the prior year.

Circular 75 Compliance and Approval

SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or “Notice 75,” on October 21, 2005, which became effective as of November 1, 2005 and the operating procedures in May 2007, collectively the SAFE Rules.  According to the SAFE Rules, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing that offshore company with assets or equity interests in an onshore enterprise located in the PRC. An amendment to registration or filing with the local SAFE branch by such PRC resident is also required for the injection of equity interests or assets of an onshore enterprise in the offshore company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore company.  The SAFE rules define “PRC residents” to include both legal persons and natural persons who either hold legal PRC identification documents, or who habitually reside in China due to economic interests or needs.  If any PRC resident fails to file its SAFE registration for an existing offshore enterprise, any dividends remitted by the onshore enterprise to its overseas parent after October 21, 2005 will be considered to be an evasion of foreign exchange purchase rules, and the payment of the dividend will be illegal. As a result, both the onshore enterprise and its actual controlling persons can be fined. In addition, failure to comply with the registration procedures may result in restrictions on the relevant onshore enterprise, including prohibitions on the payment of dividends and other distributions to its offshore parent or affiliate and capital inflow from the offshore enterprise.  The PRC resident stockholders of the offshore enterprise may also be subject to penalties under Chinese foreign exchange administration regulations.

We have requested our stockholders and beneficial owners who may be subject to SAFE Rules to make the necessary applications, filings and amendments as required under SAFE Rules.  We have advised these stockholders and beneficial owners to comply with the relevant requirements.  It is our understanding that these stockholders are in the process of making the required filings.   However, we cannot provide any assurance that all of our stockholders and beneficial owners who may be PRC residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by SAFE Rules.  The failure or inability of our PRC resident stockholders or beneficial owners to make any required registrations or comply with other requirements may subject such stockholders or beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into or provide loans to our PRC subsidiaries, limit the ability of our PRC subsidiaries to pay dividends or otherwise distribute profits to us, or otherwise adversely affect us.

Approvals, Licenses and Certificates

We require a number of approvals, licenses and certificates in order to operate our business.  Our principal approvals, licenses and certificates are set forth below:

•	Business License (No.371700400000825) issued on August 14, 2009 by Heze Administration for Industry and Commerce;

•
Organization Code Certificate issued by Heze Administration of Quality and Technology Supervision (code No. 724299773, and registration No.  Zu Dai Guan 371700-000137-2), the valid period of which is from June 2007 to June 2011;

•	Taxation Registration Certificate (Lu He Shui Zi No. 372922724299773) issued by the Cao County National Taxation Bureau and Caopu County Local Taxation Bureau in September 2009; and

•	Registration Form for Operators of Foreign Trading (the code No (2009)0809) issued by People’s Government of Shandong Province on August 12, 2009.

Properties
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

Our land use rights are set forth below:

Land Use Rights through Grants from Land Management Authority

Land Use Right Certificate No.	Address	Area	Usage	Land Nature	Expiration Date
Cao Count, China (2006) No.176	Zhongkou Village, Pulianji Town, Cao County	68,329.32 ㎡	Industrial Land	Allocated State-owned land	October 2056
Cao Count, China (2003) No.80	Zhongkou Village, Pulianji Town	41,572.46㎡	Industrial land	Allocated State-owned land	June 2053
Cao Count, China (2006) No.189	Zhongkou Village, Pulianji Town ,Cao County	98,435.32㎡	Industrial land	Allocated State-owned land	December 2056
Cao Count, China (2001) No.0106	Longhuadian Village, Pulianji Town, Cao County	13,150㎡	Industrial land	Allocated State-owned land	July 2053
Cao Count, China (2001) No. 0105	ZhaocaiyuanVillage, Pulianji Town, Cao County	39,637.04㎡	Industrial land	Allocated State-owned land	March 2051

All land use rights currently owned by us are land use rights relating to allocated land.  The local governmental authorities have granted such land use rights to us for free use given our contribution to the development of the local economy.  However, pursuant to the Catalogue on Allocated Land issued by the Ministry of Land Resources of the PRC, the land use rights for allocated land may only be granted to those specific projects which are in compliance with the Catalogue, subject to the approval of the competent governmental authorities.  We, as a privately owned furniture manufacturer, may not be qualified to be granted with such land use rights for allocated land according to the Catalogue.  Consequently, our use of such land may be subject to challenges in the future, and the legal consequences could include the confiscation of such land by the governmental authorities or the request on us to pay a market price for purchasing the land use rights for such land and converting the allocated land use right to granted land use right.

Although we intend to pay the relevant grant fees (which we believe are at a favorable price specially offered to us by the local government, approximately $3,824 per mu (1 mu equals 666.67 square meters), or $1,497,800.4 for our current total land use right of 261,124.1 square meters).  We started the application process to convert the allocated land into granted land in July 2010 and are currently awaiting the final consent from Shandong Provincial Government.  As a result, we do not yet know whether our use of such land will be subject to challenges before we convert the allocated land into granted land.

Premises
Our operating facilities consist of 19 plants located in our existing four industrial parks in Cao County, Shandong Province, PRC. The existing industrial parks have a total area of 162,688.82 square meters, of which 71,708.4 square meters consists of buildings that house our production lines, warehouses, executive offices and related business items.

Insurance
 We maintain various insurance policies to safeguard against risks and unexpected events.  We provide social security insurance, including pension insurance, unemployment insurance, work related injury insurance, maternity insurance and medical insurance to in accordance with PRC regulations (see “Government Regulations”).  We also maintain insurance for our plants, machinery, equipment, inventories and motor vehicles.  However, we do not maintain product liability insurance for our products.

ITEM 1A.                      RISK FACTORS.

An investment in our common stock involves significant risks.  You should carefully consider the following risks and all other information set forth in this Annual Report before deciding to invest in our common stock. If any of the events or developments described below occurs, our business, financial condition and results of operations may suffer. In that case, the value of our common stock may decline and you could lose all or part of your investment.

Our current business operations are conducted in the PRC.  Because China’s economy and its laws, regulations and policies are different from those typically found in the West and are continually changing, we face certain risks, which are summarized below.

Risks Related to Our Business and Industry

The current economic and credit environment could have an adverse effect on demand for certain of our products and services, which would in turn have a negative impact on our results of operations, our cash flows, our financial condition, our ability to borrow and our stock price.
Since at least 2008, global market and economic conditions have been disrupted and volatile.  Concerns over increased energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to this increased volatility and diminished expectations for the economy and the markets going forward.  These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a global recession.  It is difficult to predict how long the current economic conditions will persist, whether they will deteriorate further, and which of our products, if not all of them, will be adversely affected.  These conditions, if they continue, could cause a material decrease in our sales, net income and an increase in the prices we pay for raw materials used in producing our furniture products and, thus, materially affect our operating results and financial condition.

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

We issued financial statements that we were required to restate in that they were not to be relied upon as a result of ineffective disclosure controls and procedures.
On June 17, 2010, our management concluded that our audited consolidated financial statements for the fiscal year ended December 31, 2009 (the “2009 Year”), and our unaudited consolidated financial statements for the quarter ended March 31, 2010 (the “2010 1st Quarter”), could no longer be relied upon.  We filed a Current Report on Form 8-K with the SEC disclosing that the financial statements could not be relied upon on June 23, 2010.  During the course of our review, we determined that our revenues were understated by approximately $10 million for the 2009 Year and overstated by approximately $55,000 for the 2010 1st Quarter.  We further determined that our net income will increase by approximately $2 million for the 2009 Year, and decrease by approximately $24,000 for the 2010 1st Quarter.  As a result, we restated our financial statements for the 2009 Year as well as for the 2010 1st Quarter.

The reason for the discrepancy in our financial statements was that we recognized revenue on the date that we physically received clearance papers from the Chinese customs department (“Customs”).  These clearance papers permit us to ship our products to their purchasers.  However, there is a time lag between the date that we receive physical delivery of the clearance papers from Customs and the date that Customs actually approves the shipment of our products.  On June 17, 2010, we concluded that the date that Customs actually approves the shipment of our products is the more appropriate and accurate date on which to recognize revenue.

While both the initial and subsequent means of recognizing revenue are consistent with GAAP, we believe that our presentation to our auditors of a policy that our management later concluded was less appropriate than the policy that we presently have in place resulted from inadequate internal communications.  We further believe that such internal communications may indicate that our disclosure controls and procedures were ineffective as of the end of December 31, 2009 and March 31, 2010 since the information necessary to adopt the most appropriate policy was not communicated in a sufficiently timely manner.  However, we believe that this was a relatively minor, isolated incident that is not representative of such disclosure controls and procedures taken as a whole.  In addition, we have since the occurrence of this incident taken certain corrective steps, such as hiring a full-time chief financial officer whom we believe has enhanced the effectiveness of our disclosure controls and procedures.

Although we believe that these corrective steps will enable management to conclude that our disclosure controls and procedures are effective, we cannot assure you that this will be sufficient.  If we should in the future conclude that our disclosure controls and procedures are ineffective we will be required to expend additional resources to improve such disclosure controls and procedures.  Any additional instances of ineffective disclosure controls and procedures, among other items, could cause our future financial statements to be incorrect, which, if material, could require a restatement.  If such further restatements are required, there could be a material adverse affect on our stockholders’ confidence that our financial statements fairly present our financial condition and results of operations, which in turn could materially and adversely affect the market price of our common stock.

Because we will require additional financing to expand our operation in accordance with our growing strategy, our failure to obtain necessary financing will impair our growth strategy.
As of December 31, 2010, we had working capital of $20,609,780.  Our capital requirements in connection with our planned development and growth of our business are significant.

We believe we can substantially increase our revenue, net income and gross margins by implementing a growth strategy that focuses on (i) selling new wood furniture products and (ii) increasing our existing manufacturing capacity.  To implement our growth strategy, we intend to expand our current Caopu Industrial Park by (i) constructing our 5th industrial park, located in such area, which we hope will include 2 new production facilities and an R&D center (ii) upgrading our existing facilities to further attempt to maximize our existing production lines, and (iii) setting up new facilities that will produce products used in the production of our new and existing furniture lines.  We also intend to open retail stores overseas to sell our products directly to end users.

The estimated costs for this and other projects that are part of our growth strategy in the future will cost us an estimated $74.8 million in aggregate and will be undertaken in phases over a period of 3 to 5 years depending on the funds available to us, including internal capital and external capital.  The 2 production lines are anticipated to cost approximately $20 million. We currently estimate that the first of our 2 proposed production lines will be in production approximately 3 to 6 months after our receipt of the requisite financing, if we are able to obtain such financing.  However, we will need an additional approximately $54.8 million to accomplish our longer term objectives, including but not limited to the second proposed product line

To accomplish the objectives discussed above and to execute our business strategy, we need access to capital on appropriate terms.  We currently have no commitments with any third party to obtain such additional financing and we cannot assure you that we will be able to obtain the requisite additional financing on any terms, and, if we are able to raise additional funds, it may be necessary for us to sell our securities at a price which is at a significant discount to the market price and on other terms which may be disadvantageous to us.  In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investors in the event that the registration statement is not filed or declared effective by specified dates.  The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price.  We cannot assure you that our business objectives, particularly over the longer term, will be met on a timely basis, if at all.  Consequently, we may be unable to meet fixed obligations and expenses that will be generated in the operation of our business, whether as presently in existence or as proposed.  Any failure to obtain requisite financing on acceptable terms could have material and adverse effect on our business, financial condition and future prospects.

Failure to produce and/or sell our new products may have an adverse effect on us.
As part of our growth strategy we intend to construct 2 new production lines which will manufacture products that we perceive global demand for.  The failure by us to successfully manufacture such new products on a cost effective and timely basis and/or sell such products in sufficient amounts would result in us having expended substantial fund and time without producing corresponding revenues and net income, which could, among other negative items, weaken our cash position and further reduce our operating results.

An increase in the cost of raw materials, or our failure to obtain enough raw materials will adversely affect sales and revenues.
Raw materials required for the crafts and furniture industry include poplar, paulownia and other natural sources.  Any increase in the prices of these raw materials in the future will affect the price at which we can sell our products.  In addition, as we expand our business, we may encounter the problem of a shortage of raw materials.  If we are not able to raise our prices to pass on increased costs or if we cannot obtain enough raw materials to meet the expansion of our business, we would be unable to maintain our margins, which would adversely affect our financial condition.

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
Part of our future growth strategy is to increase our manufacturing capacity to meet increasing demand for our existing products. Assuming we obtain sufficient funding to increase our manufacture capacity, any projects undertaken by us to increase such capacity may not be constructed on the anticipated timetable or within budget.  We may also experience quality control issues as we implement these manufacturing upgrades and ramp up production.  Any material delay in completing these projects, or any substantial increase in costs or quality issues in connection with these projects, could materially delay our ability to bring our products to market and adversely affect our business, reduce our revenue, income and available cash, all of which could result in harming our financial condition.

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

29% of our products were sold to Trade Point A/S Direct Container (“Trade Point”) in fiscal 2009, but only 6.4% of our products were sold to this customer for the twelve months ended December 31, 2010.
In Fiscal 2009, we sold approximately $20,103,933 (29% of our revenues) of our products to Trade Point. For the twelve months ended December 31, 2010, we sold $5,367,724 (6.4% of our revenues) in products to Trade Point.  We believe this reduction resulted from other customers increasing their orders for our products, while Trade Point decreased its orders for our products for the twelve months ended December 31, 2010.

We cannot assure you that the decline in Trade Point’s orders of our products will not continue, nor can we guarantee that sales of our products to other customers will continue to increase.  The continued loss or substantial decrease in sales of our products to Trade Point, or any other major customer, for the fiscal year 2011 could result in a substantial reduction in our revenues and net income for 2011.

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

We generated more than 43.4% of our revenues from sales of our products to customers located in each of Denmark, the United States, Japan, Germany, and Spain for fiscal 2010.
For fiscal 2010, we generated approximately 21.68% of our revenues from sales of our products to Denmark, 8.82% to the United States, 5.04% to the United Kingdom, 4.88% to Spain and 2.99% to Japan.  The percentage of sales to each country varies each year.  If the domestic demand for our products decrease in one or more of the above countries, or there is any material social and/or regulatory changes in any of the above countries, such as increases in tariffs and taxes, such factors could result in a material decrease in our revenues and net income.

Failure to enhance our brand recognition could have a material adverse effect on our business and results of operations.
We believe we will need to expend significant time, effort and resources to enhance the recognition of our brands.  We believe developing our brand is important to our sales and marketing efforts.  A failure to enhance the recognition of our brands could have a material adverse effect on our ability to sell our product and thus affect our business and results of operations.  If we fail to develop a positive public image and reputation, our existing business with our customers could decline and we may fail to develop additional business, which could in turn adversely affect our prospects and results of operations.

We may face increased competition and, if we are unable to compete successfully, our financial condition and results of operations may be adversely affected.
We believe the main factors that have and in the future could negatively impact our operating results are (i) cost of raw materials, (ii) the prices at which our products are sold by third party retailers, (iii) research and development, (iv) demand for our new products and (v) our capital requirements. Because we believe we have an advantage over our competitors in the price at which we obtain our raw materials and our research and development, we believe our current products have an advantage over competitors’ products.  However, we may not be able to continue to compete effectively with our existing competitors, or compete effectively with new competitors.  In addition, some of our competitors may acquire or have more financial and other resources than we do.  If we fail to compete effectively, our business operations and financial condition will suffer.

Our intellectual property rights are valuable, and any inability to adequately protect, or uncertainty regarding validity, enforceability or scope of them could undermine our competitive position and reduce the value of our products, services and brand, and litigation to protect our intellectual property rights may be costly.
We attempt to strengthen and differentiate our product portfolio by developing new and innovative products and product improvements.  As a result, our patents, trademarks, trade secrets, copyrights and other intellectual property rights are important assets to us.  Various events outside of our control pose a threat to our intellectual property rights as well as to our products and services.  For example, effective intellectual property protection may not be available in China and other countries in which our products are sold.  Also, although we have applied for the intellectual property protection of 7 patents and have registered our trademark in China, Japan and the World Intellectual Property Organization, the efforts we have taken to protect our proprietary rights may not be sufficient or effective.  Any significant impairment of our intellectual property rights could harm our business or our ability to compete and adversely affect our results of operation. Also, protecting our intellectual property rights is costly and time consuming.  Policing the unauthorized use of our proprietary technology can be difficult and expensive.  Litigation might be necessary to protect our intellectual property rights.  But due to the relative unpredictability of the Chinese legal system and potential difficulties of enforcing a court’s judgment in China, there is no guarantee that litigation would result in an outcome favorable to us. Furthermore, any such litigation may be costly and may divert our management’s attention away from our core business.  An adverse determination in any lawsuit involving our intellectual property is likely to jeopardize our business prospects and reputation.  Although currently we are not aware of any of such litigation, we have no insurance coverage against the litigation costs so we would be forced to bear all litigation costs if we cannot recover them from other parties in the future.  All of the foregoing factors could harm our business, financial condition and results of operations.  Any increase in the unauthorized use of our intellectual property in the future could make it more expensive for us to do business and harm our operating results.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely against us, could adversely affect our business and subject us to significant liability to third parties.
Our success mainly depends on our ability to use and develop our technology and product designs without infringing upon the intellectual property rights of third parties.  We may be subject to litigation involving claims of patent infringement or violations of other intellectual property rights of third parties.  The holders of patents and other intellectual property rights potentially relevant to our product offerings may be unknown to us, which may make it difficult for us to acquire a license on commercially acceptable terms.  There may also be technologies licensed to and relied upon by us that are subject to infringement or other corresponding allegations or claims by third parties which may damage our ability to rely on such technologies.  In addition, although we endeavor to ensure that companies that work with us possess appropriate intellectual property rights or licenses, we cannot fully avoid the risks of intellectual property rights infringement created by suppliers of components used in our products or by companies we work with in cooperative research and development activities.  Our current or potential competitors may have obtained or may obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products.  The defense of intellectual property claims, including patent infringement suits, and related legal and administrative proceedings can be both costly and time consuming, and may significantly divert the efforts and resources of our technical personnel and management.  These factors could effectively prevent us from pursuing some or all of our business operations and result in our customers or potential customers deferring, canceling or limiting their purchase or use of our products, which may have a material adverse effect on our business, financial condition and results of operations.

Problems with product quality or product performance could result in a decrease in clients and revenue, unexpected expenses and loss of market share.
We believe our results of operations depend partly on our ability to deliver quality products on a timely and cost effective basis. Although currently our products need to pass our own quality test before being shipped to customers, as we develop new products and expand our operations, it may become more difficult to guarantee the quality of our products.  Any deterioration in the performance or quality of any of our products, including as a result of the expansion of our manufacturing capabilities, could result in delays in delivery, cancellations of orders or client returns and complaints, loss of goodwill and harm to our brand and reputation. These problems may lead to a decrease in customers and revenues, harm to our brand, unexpected expenses, loss of market share, the incurrence of significant repair costs, diversion of the attention of our personnel from our product development efforts or customer relations problems, any one of which may materially and adversely affect our business, financial condition and results of operations.

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

Because we depend on retailers or wholesalers to market our products in the international market, any problems encountered by these third parties, or our failure to maintain relationships with these third parties or to expand third parties, could negatively affect our sales.
We do not have any sales offices outside of the PRC although most of our products are sold to overseas companies and we depend on other companies to market our products in the international market.  As a result, we are dependent upon third parties, over which we have no control, to develop and implement an international marketing effort.  Any problems encountered by these third parties, including potential violations of laws of the PRC or other countries, or our failure to maintain relationships with the third parties or to expand third parties, may adversely affect the sales of our products which would, in turn, affect our sales and net income.

We rely on highly skilled personnel and the continuing efforts of our executive officers and, if we are unable to retain, motivate or hire qualified personnel, our business may be severely disrupted.
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
Our financial and operating performance may be adversely affected by epidemics, adverse weather conditions, natural disasters and other catastrophes.  For example, in early 2003, several economies in Asia, including China, were affected by the outbreak of severe acute respiratory syndrome, or SARS.  During May and June of 2003, many businesses in China were closed by the PRC government to prevent transmission of SARS.  Our business could be materially and adversely affected by the effects of H1N1 flu (swine flu), avian flu, severe acute respiratory syndrome or other epidemics or outbreaks.  In April 2009, an outbreak of H1N1 flu first occurred in Mexico and quickly spread to other countries, including the U.S. and China.  In the last decade, China has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome.  Any prolonged occurrence or recurrence of H1N1 flu (swine flu), avian flu, SARA or other adverse public health developments in China may have a material adverse effect on our business and operations.  These health epidemics could result in severe travel restrictions and closures that would restrict our ability to ship our products.  Potential outbreaks could also lead to temporary closure of our manufacturing facilities, our suppliers’ facilities and/or our end-user customers’ facilities, leading to reduced production, delayed or cancelled orders, and decrease in demand for our products.  Any future health epidemic or outbreaks that could disrupt our operations and/or restrict our shipping abilities may have a material adverse effect on our business and results of operations.  Furthermore, the 2008 Sichuan earthquake also had a negative impact on many businesses in the region.  Losses caused by epidemics, adverse weather conditions, natural disasters and other catastrophes, including SARS, avian flu, swine flu, earthquakes or typhoons, will adversely affect our operations.

Although we have insurance coverage in the PRC, we are not protected from risks that are customarily covered by insurance in the United States.
We have purchased property insurance for our properties, including raw materials, semi-manufactured goods, manufactured goods, buildings and machinery equipment, for a total insured amount of RMB 19,968,577.69, or approximately $2,922,334, for the period from June 14, 2010 to June 13, 2011.  We also purchased insurance for money contained in treasury, safe and money withdrawn or carried in transit, for a total insured amount of RMB 3,100,000, or approximately $453,728, for the period from December 3, 2010 to December 2, 2011. However, this property insurance may not cover the full value of our property and equipment, which would leave exposed in the event of loss or damage to our properties or claims filed against us.

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

Under PRC law, we are required to obtain and retain permits and business licenses, and our failure to do so would adversely impact our ability to conduct business in China.
We hold various permits, business licenses, and approvals authorizing our operations and activities, which are subject to periodic review and reassessment by the Chinese authorities.  Standards of compliance necessary to pass such reviews change from time to time and differ from jurisdiction to jurisdiction, leading to a degree of uncertainty.  If renewals, or new permits, business licenses or approvals required in connection with existing or new facilities or activities, are not granted or are delayed, or if existing permits, business licenses or approvals are revoked or substantially modified, we may not be able to continue to operate our facilities which would have a material adverse affect on our operations .  If new standards are applied to renewals or new applications, it could prove costly for us to meet these new standards.

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

•
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

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
We conduct all of our business through our consolidated subsidiaries and affiliated companies incorporated in the PRC.  We rely on dividends paid by these consolidated subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses.  The payment of dividends by entities established in the PRC is subject to limitations.  Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in the PRC, subject to certain statutory procedural requirements.  Our PRC subsidiary, even though it is a wholly foreign owned enterprise, is also required to allocate at least 10.0% of its after-tax profit based on PRC accounting standards each year to its general reserves or statutory reserve fund until the aggregate amount of such reserves reaches 50.0% of its registered capital.  Our statutory reserves are not distributable as loans, advances or cash dividends.  In addition, if our PRC subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.  Since the aggregate amount of our general reserves equaled at least 50% of our registered capital as of December 31, 2010, our PRC subsidiary was not required to allocate any funds to these reserves.  Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

The PRC economic cycle may negatively impact our operating results.
We believe that the rapid growth of the PRC economy before 2008 generally led to higher levels of inflation.  We believe that the PRC economy has more recently experienced a decrease in its growth rate.  We believe that a number of factors have contributed to this deceleration, including appreciation of the RMB, the currency of China, which has adversely affected China’s exports.  In addition, we believe the deceleration has been exacerbated by the recent global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation in the global capital markets.  It is uncertain how long the global crisis in the financial services and credit markets will continue and the significance of the adverse impact it may have on the global economy in general or the Chinese economy in particular.  Slowing economic growth in China could result in weakening growth and demand for our products which could reduce our revenues and income.  In the event of a recovery in the PRC, renewed high growth levels may again lead to inflation.  The government’s attempts to control inflation may adversely affect the business climate and growth of private enterprise.  In addition, our profitability may be adversely affected if prices for our products rise at a rate that is insufficient to compensate for the rise in inflation.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi, or RMB, into foreign currencies and, if the RMB were to decline in value, reducing our revenue in U.S. dollar terms.
The exchange rate of the RMB is currently managed by the Chinese government. On July 21, 2005, the People's Bank of China, or the People's Bank, with the authorization of the State Council of the PRC, announced that the RMB exchange rate would no longer be pegged to the U.S. Dollar and would float based on market supply and demand with reference to a basket of currencies. According to public reports, the governor of the People's Bank has stated that the basket is composed mainly of the U.S. Dollar, the European Union Euro, the Japanese Yen and the South Korean Won. Also considered, but playing smaller roles, are the currencies of Singapore, the United Kingdom, Malaysia, Russia, Australia, Canada and Thailand. The weight of each currency within the basket has not been announced.

The initial adjustment of the RMB exchange rate was an approximate 2% revaluation from an exchange rate of 8.28 RMB per U.S. Dollar to 8.11 RMB per U.S. Dollar. The People's Bank also announced that the daily trading price of the U.S. Dollar against the RMB in the inter-bank foreign exchange market would be allowed to float within a band of 0.3% around the central parity published by the People's Bank, while the trading prices of the non-U.S. Dollar currencies against the RMB would be allowed to move within a certain band announced by the People's Bank. The People's Bank has stated that it will make adjustments of the RMB exchange rate band when necessary according to market developments as well as the economic and financial situation. In a later announcement published on May 18, 2007, the band was extended to 0.5%. Since July 2008, the RMB has traded at 6.83 RMB per U.S. Dollar. Recent reports indicate an upward revaluation in the value of the RMB against the U.S. Dollar may be allowed. The People's Bank announced on June 19, 2010 its intention to allow the RMB to move more freely against the basket of currencies, which increases the possibility of sharp fluctuations in the value of the RMB in the near future and thus the unpredictability associated with the RMB exchange rate.

Despite this change in their exchange rate regime, the Chinese government continues to manage the valuation of the RMB. The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and the RMB.  Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss, which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

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

Under the PRC EIT Law, we and/or Tianwei may be classified as a “resident enterprise” of the PRC. Such classification could result in tax consequences to us, our non-PRC resident stockholders and Tianwei.
On March 16, 2007, the National People’s Congress approved and promulgated a new tax law, the PRC Enterprise Income Tax Law, or “EIT Law,” which took effect on January 1, 2008.  Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises.  An enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define “de facto management bodies” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; however, it remains unclear whether the PRC tax authorities would deem our managing body as being located within China. Due to the short history of the EIT Law and lack of applicable legal precedents, the PRC tax authorities determine the PRC tax resident treatment of a foreign company on a case-by-case basis.

If the PRC tax authorities determine that we and/or Tianwei are a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow.  First, we and/or Tianwei could be subject to the enterprise income tax at a rate of 25 percent on our and/or Tianwei’s worldwide taxable income, as well as PRC enterprise income tax reporting obligations.  Second, under the EIT Law and its implementing rules, dividends paid between “qualified resident enterprises” are exempt from enterprise income tax.  As a result, if we and Tianwei are treated as PRC “qualified resident enterprises,” all dividends paid from Shandong to Tianwei and from Tianwei to us would be exempt from PRC tax.

The new “resident enterprise” classification could result in a situation in which a 10% PRC tax is imposed on dividends we pay to our non-PRC stockholders that are not PRC tax “resident enterprises” and gains derived by them from transferring our common stock, if such income is considered PRC-sourced income by the relevant PRC authorities.  In such event, we may be required to withhold a 10% PRC tax on any dividends paid to non-PRC resident stockholders.  Our non-PRC resident stockholders also may be responsible for paying PRC tax at a rate of 10% on any gain realized from the sale or transfer of our common stock in certain circumstances. We would not, however, have an obligation to withhold PRC tax with respect to such gain.

Moreover, the State Administration of Taxation (“SAT”) released Circular Guoshuihan No. 698 (“Circular 698”) on December 15, 2009 that reinforces the taxation of non-listed equity transfers by non-resident enterprises through overseas holding vehicles.  Circular 698 addresses indirect share transfers as well as other issues.  Circular 698 is retroactively effective from January 1, 2008. According to Circular 698, where a foreigner (non-PRC resident) who indirectly holds shares in a PRC resident enterprise through a non-PRC offshore holding company indirectly transfers equity interests in a PRC resident enterprise by selling the shares of the offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5 percent or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the PRC tax authority in charge of that PRC resident enterprise with certain relevant information within 30 days of the transfer.  The tax authorities in charge will evaluate the offshore transaction for tax purposes.  In the event that the tax authorities determine that such transfer is abusing forms of business organization and a reasonable commercial purpose for the offshore holding company other than the avoidance of PRC income tax liability is lacking, the PRC tax authorities will have the power to re-assess the nature of the equity transfer under the doctrine of substance over form.  A reasonable commercial purpose may be established when the overall international (including U.S.) offshore structure is set up to comply with the requirements of supervising authorities of international (including U.S.) capital markets.  If the SAT’s challenge of a transfer is successful, it may deny the existence of the offshore holding company that is used for tax planning purposes and subject the seller to PRC tax on the capital gain from such transfer. Since Circular 698 has a short history, there is uncertainty as to its application.  We (or a foreign investor) may become at risk of being taxed under Circular 698 and may be required to expend valuable resources to comply with Circular 698 or to establish that we (or such foreign investor) should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations (or such foreign investor’s investment in us).

If any such PRC taxes apply, a non-PRC resident stockholder may be entitled to a reduced rate of PRC taxes under an applicable income tax treaty and/or a foreign tax credit against such stockholder’s domestic income tax liability (subject to applicable conditions and limitations).  Prospective purchasers of our shares of common stock should consult with their own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available foreign tax credits.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75.  The policy announced in this notice required PRC residents to register with the relevant SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Failure to comply with the requirements of Circular 75 and any of its internal implementing guidelines as applied by SAFE in accordance with Circular 106 may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions.  Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have requested our stockholders who are PRC residents to make the necessary applications, filings and amendments as required under Circular 75 and other related rules.  We attempt to comply, and attempt to ensure that our stockholders who are subject to these rules comply, with the relevant requirements.  However, we cannot provide any assurances that our stockholders who are PRC residents will comply with our request to make any applicable registrations, and nor can we provide any assurances that our stockholders who are PRC residents will be able to obtain such applicable registration or comply with other requirements required by Circular 75 or other related rules or that, if challenged by government agencies, the structure of our organization fully complies with all applicable registrations or approvals required by Circular 75.  Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies.  A failure by such PRC resident stockholders or future PRC resident stockholders to comply with Circular 75 or other related rules, if SAFE requires it, could subject these PRC resident stockholders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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
We have entered into numerous contracts governed by PRC law, many of which are material to our business.  As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and to not be as comprehensive in defining contracting parties’ rights and obligations.  As a result, contracts in China are more vulnerable to disputes and legal challenges.  In addition, contract interpretation and enforcement in China is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties.  Therefore, we cannot assure you that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure you that we will prevail.

The application of PRC regulations relating to the overseas listing of PRC domestic companies is uncertain, and we may be subject to penalties for failing to request approval of the PRC authorities prior to listing our shares in the U.S.
On August 8, 2006, six PRC government agencies, namely, the Ministry of Commerce (“MOFCOM”), the State Administration for Industry and Commerce (“SAIC”), the China Securities Regulatory Commission (“CSRC”), SAFE, the State-Owned Assets Supervision and Administration Commission, (“SASAC”), and the State Administration for Taxation (“SAT”), jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “ New M&A Rules “), which became effective on September 8, 2006.  The New M&A Rules purport, among other things, to require offshore “special purpose vehicles”, that are (1) formed for the purpose of overseas listing of the equity interests of PRC companies via acquisition and (2) are controlled directly or indirectly by PRC companies and/or PRC individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges.  On September 21, 2006, pursuant to the New M&A Rules and other PRC Laws, the CSRC published on its official website relevant guidance with respect to the listing and trading of PRC domestic enterprises’ securities on overseas stock exchanges (the “Related Clarifications”), including a list of application materials regarding the listing on overseas stock exchanges by special purpose vehicles.  We were and are not required to obtain the approval of CSRC under the New M&A Rules in connection with this transaction because (i) we were and are not a special purpose vehicle formed or controlled by PRC individuals; and (ii) the conversion of Shandong from a joint venture to a wholly foreign owned enterprise neither was nor is subject to the New M&A Rules included within the New M&A Rules and Guidance Manual on Administration of Entry of Foreign Investment issued by the Department of Foreign Investment Administration of the MOFCOM in December 2008.

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

We may face regulatory uncertainties that could restrict our ability to issue equity compensation to our directors and employees and other parties who are PRC citizens or residents under PRC law.  The grant of stock options under our China Shandong Industries, Inc. 2010 Omnibus Securities and Incentive Plan (the “2010 Plan”) will require registration with SAFE.
On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company,” also known as “Circular 78”.  It is not clear whether Circular 78 covers all forms of equity compensation plans or only those that provide for the grant of stock options.  For any equity compensation plan which is so covered and is adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with, and obtain the approval of, SAFE prior to their participation in any such plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participate in an overseas listed company’s covered equity compensation plan prior to April 6, 2007.  As of the date of this filing, although we have not adopted our 2010 Plan, we plan to adopt it and may grant equity compensation, including, but not limited to, stock options, under our 2010 Plan to our PRC employees and/or directors. The grant of any equity compensation under our 2010 Plan to a PRC citizen, however, may under Circular 78 require the PRC citizen to register with and obtain approval of SAFE.  We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.  If it is determined that our 2010 Plan, or any equity compensation grant under the Plan, is subject to Circular 78, failure to comply with such provisions of Circular 78 may subject us and any recipients thereof to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees and/or directors.  In that case, our ability to compensate our employees and directors through equity compensation would be hindered and/or prevented.

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
Government policies are subject to rapid change and the government of the PRC may adopt policies which have the effect of hindering private economic activity and greater economic decentralization.  There is no assurance that the government of China will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform.  In addition, a substantial portion of productive assets in China remains government-owned.  For instance, all lands are state or rural collective economic organizations owned and leased to business entities or individuals through governmental grants of the land use rights.  The grant process is typically based on government policies at the time of the grant, which could be lengthy and complex.  This process may adversely affect our business.  The government of China also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies.  Uncertainties may arise as a result of changing governmental policies and measures.  In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in China, could have a material adverse effect on our business, results of operations and financial condition.

Our use of the allocated land may be subject to challenges in the future.
All land use rights owned by us are land use rights relating to allocated land.  The local governmental authorities have granted such land use rights to us for free use given our contribution to the development of the local economy.  However, pursuant to the Catalogue on Allocated Land issued by the Ministry of Land Resources of the PRC (the “Catalogue”), the land use rights for allocated land may only be granted to those specific projects which are in compliance with the Catalogue, subject to the approval of the competent governmental authorities.  We, as a privately owned furniture manufacturer, may not be qualified to be granted such land use rights for allocated land according to the Catalogue.  Consequently, our use of such land may be subject to challenge in the future, and the legal consequences could include the confiscation of such land by the governmental authorities or a demand that we pay a market price for purchasing the land use rights for such land and converting the allocated land use right to a granted land use right.

We have begun the application process to convert the allocated land into granted land and we received the consent from Heze City Government in July 2010. We are still awaiting the final consent from the Shandong provincial government.  Although we intend to pay the relevant grant fees (which we believe are at a favorable price specially offered to us by the local government, approximately $3,824 per mu (1 mu equals 666.67 square meters) or $1,497,800.4 for our current total land use right of 261,124.14 square meters), we cannot ensure that our use of such land will not be subject to challenges before we convert the allocated land into granted land.

Because Chinese law governs almost all of our material agreements, we may not be able to enforce our legal rights within China or elsewhere, which could result in a significant loss of business, business opportunities, or capital.
Chinese law governs almost all of our material agreements.  We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of China.  The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States.  Our inability to enforce or obtain a remedy under any of our current or future agreements could result in a significant loss of business, business opportunities or capital.  It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

Substantially all of our assets are located in the PRC and all of our officers and our present directors reside outside of the United States.  As a result, it may not be possible for United States stockholders to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.  Moreover, we have been advised that China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and China would permit effective enforcement of criminal penalties of the federal securities laws.

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
We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC.  We cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

New labor laws in the PRC may adversely affect our results of operations.
On June 29, 2007, the PRC government promulgated a new labor law, namely, the Labor Contract Law of the PRC, or the New Labor Contract Law, which became effective on January 1, 2008.  The New Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce.  Further, it requires that certain terminations be based upon seniority and not merit.  In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to effect such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

Failure of paying the housing funds for the employees may be subject to challenges by the government authorities.
According to the Housing Fund Administrative Regulations, an employer is obligated to pay the relevant housing funds for its employees.  The monthly housing fund contributed by an employer for an employee shall be at least 5% of such employee’s average monthly salary for the previous year.  If we fail to pay the mandatory housing funds for our employees, the competent authority may order us to pay such funds within a prescribed time of period; if we still fail to cure such situation after receiving the order, the competent authority may require the relevant court to enforce such payments.  We believe this will result in us paying approximately $ 103,359 (RMB 700,000) for the year ended December 31, 2010.

We have completed the necessary procedures and started to pay the employee housing funds with the appropriate PRC authorities in July 2010.  We will contribute 5% of the average monthly base salary for the previous year for each of our employees as such employees’ housing funds.

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
Stock markets, in general, have experienced in recent months, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects.  This increased volatility, coupled with depressed economic conditions, could continue to have a depressing effect on the market price of our common stock.  The following factors, many of which are beyond our control, may influence our stock price:

•	the status of our growth strategy including the building of our new production line with the net proceeds from the any financing we may be able to raise;

•	announcements of technological or competitive developments;

•	regulatory developments in the PRC affecting us, our customers or our competitors;

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

In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.  Any of these factors could result in large and sudden changes in the volume and trading price of our common stock and could cause our stockholders to incur substantial losses.  In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company.  If we were involved in a class action suit or other securities litigation, it would divert the attention of our senior management, require us to incur significant expense and, whether or not adversely determined, have a material adverse effect on our business, financial condition, results of operations and prospects.

We do not anticipate paying cash dividends on our common stock in the foreseeable future.
We do not anticipate paying cash dividends in the foreseeable future on shares of our common stock.  Presently, we intend to retain all of our earnings, if any, to finance development and expansion of our business.  PRC capital and currency regulations may also limit our ability to pay dividends.  Consequently, your only opportunity to achieve a positive return on your investment in our company will be if the market price of our common stock appreciates.

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

Anti-takeover provisions of the Delaware General Corporation Law, may make it more difficult to acquire our company or effect a change in control of our company, even if an acquisition or change in control would be in the interest of our stockholders or if an acquisition or change in control would provide our stockholders with a premium for their shares over then prevailing market prices.

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

Such provisions may have the effect of discouraging a third party from acquiring our company, even if doing so would be beneficial to our stockholders.  These provisions are intended to enhance the likelihood of continuity and stability in the composition of our board of directors and in the policies formulated by them, and to discourage some types of transactions that may involve an actual or threatened change in control of our company.  These provisions are designed to reduce our vulnerability to an unsolicited acquisition proposal and to discourage some tactics that may be used in proxy fights.  However, these provisions could have the effect of discouraging others from making tender offers for our shares.  These provisions also may have the effect of preventing changes in our management.

One of our directors and officers controls a majority of our common stock and his interests may not align with the interests of our other stockholders.
Jinliang Li, our chairman, chief executive officer and president, controls CAOPU, a private BVI entity.  CAOPU beneficially owns in excess of 50.1% of our issued and outstanding common stock.  This significant concentration of share ownership may adversely affect the trading price of our common stock because stockholders often perceive a disadvantage in owning shares in a company with one or several controlling stockholders.  Furthermore, our directors and officers, as a group, have the ability to significantly influence or control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets.  This concentration of ownership may have the effect of delaying or preventing a change in control of our company which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock.  In addition, without the consent of Mr. Li or CAOPU Enterprise Limited, we could be prevented from entering into transactions that could be beneficial to us.  Mr. Li or CAOPU Enterprise Limited may cause us to take actions that are opposed by other stockholders as his interests may differ from those of other stockholders.

Future issuances of capital stock may depress the trading price of our common stock.
Any issuance of shares of our common stock (or common stock equivalents) could dilute the interests of our existing stockholders and could substantially decrease the trading price of our common stock.  We may issue additional shares of our common stock in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions).

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock, and impair our ability to raise capital through the sale of additional equity securities.  We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

Since our shares of our common stock may be subject to the U.S. “Penny Stock” Rules, our stockholders may have difficulty re-selling their shares of our common stock as the liquidity of the market for our shares may be adversely affected by the impact of the “Penny Stock” Rules.
Our shares of common stock may be subject to the “penny stock” rules.  A "penny stock" is generally defined by regulations of the U.S. Securities and Exchange Commission ("SEC") as an equity security with a market price of less than US$5.00 per share.  However, an equity security with a market price under US$5.00 will not be considered a penny stock if it fits within any of the following exceptions:

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

Although we believe our common stock is not a penny stock based upon the exception “iii” above, we cannot provide any assurance that in the future our common stock will not be classified as Penny Stock.

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

The low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual stockholders.  The low price of our common stock also limits our ability to raise additional capital by issuing additional shares.  There are several reasons for these effects.  First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks.  Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin.  Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks.  Finally, broker's commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks.  As a result, our stockholders may pay transaction costs that are a higher percentage of their total share value than they would if our share price were substantially higher.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to a forward-looking statement does not apply to us and as a result we could be subject to legal action.
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

The issuance of any of our equity securities pursuant to our 2010 Plan or any other equity compensation plans we intend to adopt may dilute the value of existing stockholders and may affect the market price of our stock.
In the future, we may issue to our officers, directors, employees and/or other persons equity based compensation under our 2010 Plan and/or any other equity based compensation plan we intend to adopt to provide motivation and compensation to our officers, employees and key independent consultants.  The award of any such incentives could result in an immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price.  The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002 our business could be harmed and our stock price could decline.
Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of our internal control over financial reporting.  Accordingly, we are subject to the rules requiring an annual assessment of our internal controls.  The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

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

Our land use rights are set forth below:

Land Use Right Certificate No.	Address	Area	Usage	Land Nature	Expiration Date
Cao Count, China (2006) No.176	Zhongkou Village, Pulianji Town, Cao County	68,329.32 ㎡	Industrial Land	Allocated State-owned land	October 2056

Cao Count, China (2003) No.80	Zhongkou Village, Pulianji Town	41,572.46㎡	Industrial land	Allocated State-owned land	June 2053

Cao Count, China (2006) No.189	Zhongkou Village, Pulianji Town ,Cao County	98,435.32㎡	Industrial land	Allocated State-owned land	December 2056

Cao Count, China (2001) No.0106	Longhuadian Village, Pulianji Town, Cao County	13,150㎡	Industrial land	Allocated State-owned land	July 2053

Cao Count, China (2001) No. 0105	ZhaocaiyuanVillage, Pulianji Town, Cao County	39,637.04㎡	Industrial land	Allocated State-owned land	March 2051

All land use rights currently owned by us are land use rights relating to allocated land.  The local governmental authorities have granted such land use rights to us for free use given our contribution to the development of the local economy.  However, pursuant to the Catalogue on Allocated Land issued by the Ministry of Land Resources of the PRC, the land use rights for allocated land may only be granted to those specific projects which are in compliance with the Catalogue, subject to the approval of the competent governmental authorities.  We, as a privately owned furniture manufacturer, may not be qualified to be granted with such land use rights for allocated land according to the Catalogue.  Consequently, our use of such land may be subject to challenges in the future, and the legal consequences could include the confiscation of such land by the governmental authorities or the request on us to pay a market price for purchasing the land use rights for such land and converting the allocated land use right to granted land use right.

Although we intend to pay the relevant grant fees (which we believe are at a favorable price specially offered to us by the local government, approximately $3,824 per mu (1 mu equals 666.67 square meters), or $1,497,800.4 for our current total land use right of 261,124.1 square meters) and we have started the application process to convert the allocated land into granted land in July 2010 and are currently waiting for the final consent from Shandong Provincial Government, we cannot ensure that our use of such land may not be subject to challenges before we convert the allocated land into granted land.

Premises
Our operating facilities consist of 19 plants located in our existing four industrial parks in Cao County, Shandong Province, PRC. The existing industrial parks have a total area of 162,688.82 square meters, of which 71,708.4 square meters consists of buildings that house our production lines, warehouses, executive offices and related business items.

Insurance
We maintain various insurance policies to safeguard against risks and unexpected events.  We provide social security insurance, including pension insurance, unemployment insurance, work related injury insurance, maternity insurance and medical insurance to in accordance with PRC regulations (see Government Regulations).  We also maintain insurance for our plants, machinery, equipment, inventories and motor vehicles.  However, we do not maintain product liability insurance for our products.

ITEM 3.                      LEGAL PROCEEDINGS.

We are not currently a party to any material legal or administrative proceedings.  We are not aware of any material legal or administrative proceedings threatened against us.  From time to time, we are subject to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 4.                      (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES.

Market Information

Our common stock is traded over-the-counter on the OTC BB under the symbol “CSNH.”  Our common stock commenced trading on the OTC BB in January 2009.  Since such date, there has been extremely limited trading in our common stock. The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported by the OTC Bulletin Board since the first period for which figures are available.  These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Year 2010:
First Quarter	$$6.60	$$0.21
Second Quarter	$9.87	$4.95
Third Quarter	$13.62	$3.75
Fourth Quarter	$7.11	$4.79
Year 2009:
First Quarter	$1.80	$1.68
Second Quarter	$1.68	$1.68
Third Quarter	$3.18	$1.68
Fourth Quarter	$3.15	$3.03

On February 25, 2011, the closing price of the Common Stock as reported by the Nasdaq Stock Market was $3.00 per share.

Stockholders
As of February 25, there were 21 stockholders of record of our common stock. This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

Dividend Policy
Our board of directors does not intend to declare cash dividends on our common stock for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
We adopted the China Shandong Industries, Inc. 2010 Omnibus Securities and Incentive Plan (the “2010 Plan”) on July 1, 2010.  Our 2010 Plan provides for the issuance of stock options and restricted stock awards or a combination of the foregoing.

We have reserved in the aggregate shares of our common stock for issuance under our 2010 Plan equal to 10% of the aggregate number of shares of our common stock which are issued and outstanding as of the date of this Annual Report.

ITEM 6.                      SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements”. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities, and (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations. Statements made herein are as of the date of the filing of this Annual Report with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.

Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this annual report. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those which we discuss under “Risk Factors” and elsewhere in this Annual Report.

General
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

We produce over 20,000 different products which are sold in more than thirty countries and places, including the PRC, the United States, Germany, the United Kingdom, Spain, Holland, Italy, Sweden, Japan, Canada, Denmark, Hong Kong, and Taiwan. Our products are sold through well known retailers such as Trade Point A/S Direct Container, Zara-Home, Habitat UK Ltd., ABM Group Inc., and Fuji Boeki Co. Ltd. We believe that our products offer competitive prices and high quality.

Our operations are conducted in the PRC through our subsidiary, Shandong. For the 2010 fiscal year, we generated sales and net income of $83,934,050 and $14,157,889, respectively, and for the 2009 fiscal year, we generated sales and net income of $69,435,044 and $12,021,155, respectively.

For the 2010 fiscal year, sales of our wood furniture products, straw-wicker products and handicraft products accounted for approximately $47.1 million, $35.4 million and $1.5 million, respectively, or 56.1%, 42.2% and 1.7% of our revenues, and for the 2009 fiscal year, approximately $37.1 million, $31.2 million and $1.1 million, respectively.

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

Revenue recognition
Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the customers, the selling price is fixed or determinable, and collection is reasonably assured. We generally record revenues when shipments clear the Chinese customs department. We offer varying payment terms for our customers and are generally responsible for paying the delivery cost of our products.

Accounts Receivable
Most of our sales were conducted on pre-payment or COD basis. However, during the normal course of business, we extend to some of our customers interest-free, unsecured credit for a term of 90 days depending on a customer’s credit history, as well as local market practices. We review our accounts receivables quarterly and determine the amount of allowances, if any, necessary for doubtful accounts. Historically, we have not had any material bad debt write-offs; however, we provide an arbitrary reserve amount for possible bad debts up to 5% of the accounts receivable balances per year. We review our accounts receivable balances to determine whether specific reserves are required due to such issues as disputed balances with distributors, declines in distributors’ credit worthiness, or unpaid balances exceeding agreed-upon terms. Based upon the results of these reviews, we determine whether a specific provision should be made to provide a reserve for possible bad debt write-offs. We determined that no additional bad debt write offs were necessary or required in 2010 or 2009.

As of December 31, 2010, we had outstanding gross accounts receivables of $11,437,591, and allowance for bad debts of $400,379. We believe that these outstanding amounts will be collected pursuant to the terms and conditions within the period agreed with our customers. During the reported periods, neither material problems relating to distributor payments nor specific additional bad debt write-offs occurred. In terms of our liquidity, we reflect the extended interest-free unsecured credit in our cash flows for the reported periods. Therefore, we anticipate no changes from past cash flow patterns.

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

As of December 31, 2010, we had an inventory balance of $14,758,721.

Recently Issued Accounting Standards

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”)  issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value rollforward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

Variable Interest Entities (VIEs)

In June 2009, the FASB issued authoritative guidance changing the approach to determine a VIE’s primary beneficiary and requiring ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. This guidance also requires additional disclosures about a company’s involvement with VIEs and any significant changes in risk exposure due to that involvement. This guidance was adopted January 1, 2010, and did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

All amounts in U.S. dollars, except for the percentages)

	For the year ended December 31, 2010		For the year ended December 31, 2009
Statements of Operations	USD	% of Revenue	USD	% of Revenue

Revenues	$83,934,050		$69,435,044

Cost of Sales (exclusive of depreciation)	$(59,247,966)	70.6%	$(49,360,775)	71.1%

Operating expenses	$4,789,382	5.7%	$2,797,647	4.0%

Income from operations	$19,896,702	23.7%	$17,276,623	24.9%

Other expense	$(849,675)	1.0%	$(1,161,581)	1.7%

Net income before income taxes	$19,047,027	22.7%	$16,115,042	23.2%

Net income	$14,157,889	16.9%	$12,021,155	17.3%

Comparison of the fiscal year ended December 31, 2010 and fiscal year ended December 31, 2009

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

Our revenue for the fiscal year ended December 31, 2010 was $83,934,050, an increase of $14,499,006, or 20.9%, from $69,435,044 for the comparable period in 2009. During 2010, our main products, wood furniture, straw-wicker products and handicraft products, generated sales of approximately $47.1 million, $35.4 million and $1.5 million, respectively, or approximately 56.1%, 42.2% and 1.7% of our total revenues. Sales of our wood furniture, straw-wicker products and handicraft products contributed approximately $37.1 million, $31.2 million and $1.1 million, respectively, in the revenues of 2009, approximately 53.4%, 45.0% and 1.6%, respectively, of our total revenues in such period.

The increase in our revenues in 2010 compared to 2009 was primarily attributable to the increased number of orders we received from our customers as a result of the addition of newly-developed products to our production lines. No updates. We also believe the increase in our revenues during 2010 is a result of the increase in consumer spending as a whole due to the recovery of global economic conditions.

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

Cost of goods sold for the year ended December 31, 2010 was approximately $59,247,966, an increase of approximately $9,887,191, or approximately 20.0%, from approximately $49,360,775 for the comparable period in 2009. Such increase was due primarily to greater use of raw materials resulting from increased orders from our customers.

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

Our selling and marketing expenses were $964,130 and $831,245 for the years ended December 31, 2010 and 2009, respectively, including $632,458 and $416,811 in shipping and handling expenses for the years, respectively. The increase in our selling and marketing expenses by approximately $132,885 or 16.0% for the year ended December 31, 2010, compared to the year ended December 31, 2009 resulted from the rises in transportation fees, port incidental charges and trade inspection fees as a result of increased sales revenue.

General and administrative expenses
Our general and administrative expenses are principally comprised of 3 items including salaries of our employees not involved in the actual manufacturing of our products, such as our executive officers and internal accounting and book keeping personnel; depreciation of our fixed assets such as our manufacturing facilities, offices and warehouses as well as certain expenses such as amortization of land use rights granted to us by PRC government agencies and insurance payments paid by us to the PRC government to cover such items as disability, retirement and medical benefits for our employees.

Our general and administrative expenses for the year ended December 31, 2010 were $2,586,166, representing an increase of approximately $1,146,566 or 79.6%, compared to approximately $1,439,600 for the year ended December 31, 2009. Such increases in expenses resulted from an increase in legal fees, audit fees and other cash payments for professional services attributable to becoming a publicly traded company in the United States.

Research and Development
Our research and development expenditures totaled approximately $729,195 and $502,584 for the years ended December 31, 2010 and 2009, respectively, increasing by approximately $226,611 or 45.1%. The increase was due to our growing investment in research and development of new products, including our proposed new furniture production line. We expect our research and development expenditures to continue to increase as a result of further diversification of our product lines in the future.

Professional and consulting expenses
During the years ended December 31, 2010 and 2009, we had professional and consulting fees of $509,891 and $24,218, respectively, which represented non-cash payments from the issuance of warrants and shares of common stock.

We entered into a service agreement with a consultant on October 22, 2009, pursuant to which we agreed to compensate a consultant by the issuance of 33,334 shares of common stock at the market price on such date, or $3.03 per share, plus 100,000 two year warrants with a $9.90 strike price. The fair market value of the warrants was calculated using the Black-Scholes options pricing model, assuming approximately 5.15% risk-free interest, 0% dividend yield, 60% volatility, and a life of two years. As a result, we paid consulting fee of $145,307 at its fair value and amortized it over the one-year service period commencing on October 22, 2009. We expensed consulting fees of $121,089 and $24,218 to the consolidated income statements for the years ended December 31, 2010 and 2009, respectively. The 33,334 shares were issued on November 16, 2010.

During the second quarter of 2010, we entered into an agreement to issue a total of 100,000 warrants, among other items, for the services rendered in connection with our process of going public. The services were rendered to us and the related expense of $334,702 was recorded based on the estimated fair value of the warrants at the date of the grant to our service consultants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5.15% risk-free interest, 0% dividend yield, 60% volatility, and a life of two years.

Pursuant to the aforementioned agreement, we also agreed to issue 21,467 shares of our common stock to the consultant to reimburse expenses of $161,000 advanced by the consultant. The fair value of the shares was determined using the fair value of our common stock on the grant date, at a market price of $7.50. The shares have not been issued as of the date of this annual report, and are included in compensation payable in the accompanying consolidated balance sheet.

In addition, we provided two of our three independent directors an Offer Letter dated July 1, 2010 pursuant to which we agreed to issue a total of 1,668 shares, or 834 shares per person, as compensation to these two independent directors for their service per quarter. The fair value of the shares was $11,550 per quarter determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $6.93. The first batch of quarterly shares of 1,668 shares were issued on October 29, 2010, and the second batch of quarterly shares of 1,668 shares were issued on January 18, 2011.

Interest expense
Our interest expenses were approximately $938,247 for the year ended December 31, 2010, increased by approximately $185,154 or 24.6%, compared to approximately $753,093 in the year of 2009. The increase in interest expenses during the year of 2010 was attributable to the additional short-term loans we incurred during 2010 compared to 2009.

Income Tax Expense
Income tax expense for the years ended December 31, 2010 and 2009 was approximately $4,889,138 and $4,093,887, respectively. The increase in 2010 by approximately $795,251 or 19.4%, compared to the year ended December 31, 2009, was primarily attributable to the increase in taxable profits as a result of significant increase in sales revenues. Our income taxes are based on a statutory 25% effective tax rate in both years. There was no deferred income tax for the fiscal year 2010.

Net income
Net income for the year ended December 31, 2010 was approximately $14,157,889, an increase of approximately $2,136,734 or 17.8%, compared to net income of approximately $12,021,155 for the year ended December 31, 2009.

Liquidity and Capital Resources
The following table sets forth a summary of our net cash flow information for the periods indicated:

(All amounts in U.S. Dollars)

	For the years ended December 31,
	2010*	2009*
Net cash provided by operating activities	$15,513,963	$9,066,854
Net cash (used in) investing activities	$(15,951,156)	$(8,053,319)
Net cash provided by / (used in) financing activities	$1,033,912	$(523,508)
Effect of Foreign currency translation	$81,134	$(56,185)
Net increase (decrease) in cash and equivalents	$677,853	$433,842
Cash and cash equivalents, beginning of period	$2,185,839	$1,751,997
Cash and cash equivalents, end of period	$2,863,692	$2,185,839

* The above financial data have been derived from our audited consolidated financial statements for the years ended December 31, 2010 and 2009,

Operating Activities
Net cash provided by operating activities was approximately $15,513,963 for the year ended December 31, 2010, compared to net cash provided by operating activities of approximately $9,066,854 for the year ended December 31, 2009. Positive cash flows during the year ended December 31, 2010 were due primarily to net income of $14,157,889, plus the non-cash expenses such as depreciation of $798,741, warrants granted for services of $334,702, and stock based compensation of $112,550, plus the collection in accounts receivable by $6,158,304, partially offset by the increase in prepaid expenses and inventories by $1,605,901 and $3,997,686, respectively, and the decrease in tax payable in the amount of $917,384. Comparably, positive cash flows during the year ended December 31, 2009 were due primarily to the net income of $12,021,155, plus the decrease in inventories by $6,969,737, partially offset by the increase in accounts receivables and deposits by $10,498,909 and $767,204, respectively, and the decrease in accrued liabilities by $385,017.

Investing Activities
Cash used in investing activities mainly consists of capital expenditures, expenditures for property, plant, and equipment, and additions to construction in progress.

Net cash flows used in investing activities were $15,951,156 and $8,053,319 for the years ended December 31, 2010 and 2009, respectively. Negative cash flows during the year ended December 31, 2010 were primarily attributable to the spending in reconstruction, renewal and expansion of our old workshop buildings and facilities. We incurred $12,865,559 and $1,121,964 in expenditures for property, plant and equipment during the years ended December 31, 2010 and 2009, respectively. We also had $3,186,890 incurred in construction in progress during the year ended December 31, 2010 compared to $6,931,355 in such expenditures for the year ended December 31, 2009. The amounts of these additional expenditures increased as we continued to expand our operating facilities.

Financing Activities
Net cash provided by financing activities was $1,033,912 for the year ended December 31, 2010, due primarily to the proceeds from short-term loans of $17,133,404 payable to local banks, which bear an annual interest rate depending on the loan from 4.45% to 7.97%, offset by the repayments of $16,099,492 during 2010. For comparison, we had cash flows of $523,508 used in financial activities for the year ended December 31, 2009, due to the repayments of short-term borrowings and notes payable of $3,676,471 and $2,635,020, respectively, offset by the proceeds from short term borrowings of $5,787,983.

Loan Facilities
We believe that we currently maintain a good business relationship with the banks that have extended loans to us. As of December 31, 2010, our outstanding bank loans that were classified as short term borrowings on the accompanying consolidated balance sheet were as follows:

(All Amounts in U.S. Dollars)

Name	Amount	Maturity Date
Bank of China, Cao County Branch(1)	$1,056,971	2/03/2011
Laishang Bank (A/K/A Commercial Bank (Heze Branch)(2)	$2,264,937	4/29/2011
Construction Bank of China, Cao County Branch(3)	$6,039,833	3/10/2011
Total	$9,361,741

(1)           Short term loan.  The term of this loan agreement is from February 4, 2010 to February 3, 2011, with an interest rate of 6.372% per annum. The purpose of this loan is to purchase raw materials. Shandong Enterprise Credit Guarantee Co., Ltd is the guarantor for this loan and has assumed joint and several liability therefor.

(2)           Short term loan.  The term of this loan agreement is from April 30, 2010 to April 29, 2011, with an interest rate of 7.965% per annum. The loan is to be used as our working fund to purchase raw materials, which should be repaid from our sales income or others. Shandong Cao County Shengfeng Food Limited is the guarantor for this loan and has assumed joint and several liability therefor.

(3)           Short term loan.  The term of this loan agreement is from October 26, 2010 to March 10, 2011, with an interest rate of 4.445% per annum. The loan is to be used as our working fund, which should be repaid from our sales income. Heze JXY Food Limited is the guarantor for this loan and assumed joint and several liability therefor.

We anticipate rollovers of all current facilities coming due in the 2011 fiscal year and do not foresee a squeeze on the availability of credit to fund our operations and meet our growth objectives.

Capital Expenditures
We believe that substantially all of our capital expenditures going forward will be related to our furniture business as we diversify our product base, build component manufacturing facilities and renovate our existing manufacturing facilities.

We believe that our existing cash, cash equivalents and cash flows from operations and our credit lines will be sufficient to meet our anticipated cash needs over the next 12 months, including, but not limited to, building our 1st new production line to manufacture wooden furniture that we believe would enable us to fulfill a great percentage of our overseas demands. We will, however, require substantial additional cash resources to implement the balance of our growth strategy discussed elsewhere, including any acquisitions we may decide to pursue.

We intend to use a part of the net proceeds of any financing that we may in the future be able to raise, if any, to construct a new production facility, which we expect will produce higher grade furniture. We estimate the total cost of such production to be approximately $20 million, including but not limited to (i) $5.3 million would be used to construct a 40,000 square meter production line, (ii) $6.7 million would be used to purchase new equipment to be used in the production line, and (iii) $8.0 million would be used to purchase raw materials and other materials used in the manufacturing of products the new production line will produce.

In addition, we also plan to (i) build another new production line to produce high end furniture, which we currently estimate will cost an additional approximately $15 million, (ii) build an R&D center, which we currently estimate will cost approximately $1.4 million, (iii) upgrade our existing facilities and establish new compatible facilities for a complete furniture production line, such as carton, paint and hardware workhouse, which we currently estimate will cost approximately $36.6 million, and (iv) set up overseas sales stores. The timing of the construction of these items will depend upon our ability to raise the required additional capital, for which we do not currently have plans.

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

Off-Balance Sheet Arrangements

We have not entered into, nor do we expect to enter into, any off-balance sheet arrangements.  We also have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties.  In addition, we have not entered into any derivative contracts that are indexed to our equity interests and classified as stockholders’ equity.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are located following the signature page of this Annual Report.

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

However, on June 17, 2010, our management concluded that our audited consolidated financial statements for the fiscal year ended December 31, 2009 (as well as our unaudited consolidated financial statements for the fiscal quarter ended March 31, 2010) could no longer be relied upon.  On June 23, 2010, we filed a Current Report on Form 8-K disclosing the need to restate our financials and the reasons for the restatement.  We restated those financial statements to make the necessary accounting corrections in our Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2009, which we filed on June 28, 2010.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010. Based on such evaluation, our chief executive officer and chief financial officer concluded at the time that our disclosure controls and procedures were effective as of December 31, 2010.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

As a result, our management has concluded that our internal control over financial reporting were effective as December 31, 2010 at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting
Other than the corrective steps referred to above, we have made no changes to our internal control over financial reporting during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 9B                      OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our directors and executive officers.

Name	Age	Position

Mr. Jinliang Li	51	Chief Executive Officer (“CEO”) and Director

Mr. Jiawei Li	26	Director and Chief Marketing Manager of Shandong

Ms. Yuhong Lei	33	Chief Financial Officer (“CFO”)

Ms. Aihua Li	47	Corporate Secretary

Mr. Fuhua Wu (1)(2)(3)	48	Independent Director

Ms. Man Zhang (1)(2)(3)	37	Independent Director

Ms. Yvonne Zhang (1)(2)(3)	36	Independent Director

(1)           Member of the Compensation Committee

(2)           Member of the Audit Committee

(3)           Member of the Nominating and Corporate Governance Committee

Set forth below is biographical information concerning our executive officers and directors.

Jinliang Li, became our Chief Executive Officer (“CEO”) and a director in November 2009.  Since August 2000, Mr. Li has served, and he continues to serve, as the President and General Manager of Shandong.  From 1981 to August 2000, he served as a manager of Cao County Caopu Arts & Crafts Co., Ltd.  Mr. Li has 30 years experience in sales and production of handicrafts and furniture.  In addition, from January 2008 to present, Mr. Li served as a member of National People’s Congress of Shandong Province.  Mr. Li graduated from Shandong Agricultural University in 2002.

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

Yuhong Lei, became our Chief Financial Officer (“CFO”) in March 2010.  Prior to her appointment as our CFO, Ms. Lei was a Senior Financial Analyst with J&R Investment Service Limited commencing in 2009, where her responsibilities included monitoring financial markets on behalf of J&R’s senior management.  From 2008 to 2009, Ms. Lei acted as a Financial Analyst with Linear Capital Asia Limited, where she provided consulting services to the firm’s clients.  From 2003 to 2006, Ms. Lei was a Business Analyst with PetroChina Jiangxi Region Sales Company, where she provided business analysis to the company’s sales and marketing division.  From 1999 to 2002, Ms. Lei was the director of the saving office of a branch of China Construction Bank in Liaoyang City, Liaoning Province, China, where she was in charge of its financial management and daily operation.  Ms. Lei received a MBA from the University of Bradford in 2007 and a BA in Insurance from Liaoning University in 1999.

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

Fuhua Wu, became one of our Independent Directors in July 2010.  Mr. Wu has served as a non-executive Director of China JXY Food Limited, a public company listed in Australia from 2009 to present.  Prior to joining us, Mr. Wu worked for Sinostar Pec Holdings Limited, a public company listed in Singapore, from October 2006 to July 2007.  Mr. Wu has continued to be a vice president of Heze Chamber of Commerce of China Chamber of International Commerce since August 2004.  Mr. Wu received a degree in political science from the Communist Party of China Central University in December 1995.

Man Zhang, became one of our Independent Directors in July 2010.  Ms. Zhang has served as a managing director for TSFF Asset Management Ltd., from March 2010 to present, where she is in charge of its private equity investment business.  From January 2008 to December 2009, Ms. Zhang served as a CEO for ZDJH Investment & Management Ltd., where she was in charge of the investment in medical facilities.  From June 2006 to December 2009, Ms. Zhang served as a project partner in the private placement and investment banking department of Joseph Capital LLC, identifying and screening new investment opportunities, building pipelines of investment targets, conducting due diligence and providing financial analysis and structure of potential investments.  From January 2008 to December 2009, Ms. Zhang served as a CEO of Cornerstone Medical Investment & Management Ltd., where she was in charge of the investment.  Ms. Zhang graduated from Shanghai Jiao Tong University with a degree in Science in Biomedical Engineering in June 1996.  Ms. Zhang received a Master of Business Administration (MBA) from Carnegie Mellon University, Tepper School of Business in May 2006.

Yvonne Zhang, became one of our Independent Directors in July 2010.  Ms. Zhang is a Certified Public Accountant and a founder of V-Trust Accounting and Tax Service from July 2006 to present, providing consulting services to Chinese based clients relating to (i) Chinese GAAP and US GAAP reconciliation and conversion, (ii) assisting in ensuring clients’ financial statements and footnotes are prepared in compliance with US GAAP standards, (iii) bookkeeping tasks and auditing, and (iv) filing related tax returns for both corporations and individuals.  From April 2010 to present, Ms. Zhang serves as an independent director and Chairwoman of the Audit Committee of Weikang Bio-Tech Group Inc., a public company listed in the U.S.  From August 2007 to March 2010, Ms. Zhang serviced as the CFO for U.S. China Mining Group Inc, a public company listed on OTC Bulletin Board.  From June 2005 to June 2006, Ms. Zhang served as the audit in charge of Kabani & Company, performing full-scope financial statements audits for publicly-traded and privately-held companies from planning, field work, supervising to final SEC filing.  Ms. Zhang received a B.S. in accountancy from California State University in 1999, and is a member of AICPA, Institute of Management Accountants.

We believe Mr. Jinliang Li and Mr. Jiawei Li both play important roles in our business.  With Mr. Jinliang Li’s 25-year experience in the furniture industry in China, and Mr. Jiawei Li’s experience in marketing, we believe their in-depth knowledge of the furniture business will assist us in our expansion plans discussed elsewhere in this Annual Report.  Based on Mr. Fuhua Wu, Ms. Man Zhang and Ms. Yvonne Zhang’s experience in other public companies as well as their related financial experience as described above, we believe their appointment as independent directors will assist us in the compliance of related regulations and strengthen our internal controls.

All of our directors hold their positions on the board until our next annual meeting of the stockholders and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of the board of directors.

Director Independence
We have appointed three independent directors, Mr. Fuhua Wu, Ms. Man Zhang, and Ms. Yvonne Zhang in accordance with Rule 5605(a)(2) of the NASDAQ Capital Market.  Neither Mr. Jinliang Li nor Mr. Jiawei Li qualifies as an independent director.

Board Committees
Our Board of Directors has the following committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee.  The composition and responsibilities of each committee is described below.  Members will serve on these committees until their resignation or until otherwise determined by our Board of Directors.

Audit Committee
Our Audit Committee consists of Mr. Fuhua Wu, Ms. Man Zhang, and Ms. Yvonne Zhang, each of whom satisfies the independence requirements under Nasdaq Listing Rule 5605(a)(2) and SEC rules and regulations applicable to audit committee members and have an understanding of fundamental financial statements.  Ms. Yvonne Zhang serves as chairman of the Audit Committee and qualifies as an “audit committee financial expert” as that term is defined in the applicable SEC rules and regulations.  The designation of Ms. Yvonne Zhang as an “audit committee financial expert” will not impose on her any duties, obligations or liability that are greater than those that are generally imposed on her as a member of our Audit Committee and our Board of Directors, and her designation as an “audit committee financial expert” will not affect the duties, obligations or liability of any other member of our Audit Committee or Board of Directors.

The Audit Committee will monitor our corporate financial statements and reporting and our external audits, including, among other things, our internal controls and audit functions, the results and scope of the annual audit and other services provided by our independent registered public accounting firm and our compliance with legal matters that have a significant impact on our financial statements.  Our Audit Committee will consult with our management and our independent public accounting firm prior to the presentation of financial statements to stockholders and, as appropriate, initiate inquiries into aspects of our financial affairs.  Our Audit Committee will be responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.  In addition, our Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors, including approving services and fee arrangements. All related party transactions must be approved by our Audit Committee before we enter into them.

Our independent auditors and internal financial personnel will meet regularly, and will have unrestricted access to, our Audit Committee.

Compensation Committee
Our Compensation Committee consists of Mr. Fuhua Wu, Ms. Man Zhang, and Ms. Yvonne Zhang, each of whom satisfies the independence requirements of Nasdaq Listing Rule 5605(a)(2) and SEC rules and regulations. Each member of this committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. Ms. Man Zhang serves as chairman of the Compensation Committee.

The Compensation Committee will review and approve our compensation policies and all forms of compensation to be provided to our executive officers and directors, including, annual salaries, bonuses, and other incentive compensation arrangements.  In addition, our Compensation Committee will administer our stock option and employee stock purchase plans, including granting stock options to our executive officers and directors.  Our Compensation Committee will review and approve employment agreements with executive officers and other compensation policies and matters.

Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee consists of Mr. Fuhua Wu, Ms. Man Zhang, and Ms. Yvonne Zhang, each of whom satisfies the independence requirements of Nasdaq Listing Rule 5605(a)(2) and SEC rules and regulations.  Mr. Fuhua Wu serves as chairman of the Nominating and Corporate Governance Committee.

Our Nominating and Corporate Governance Committee will identify, evaluate and recommend nominees to our Board of Directors and committees of our Board of Directors, conduct searches for appropriate directors and evaluate the performance of our Board of Directors and of individual directors.  The Nominating and Corporate Governance Committee also will be responsible for reviewing developments in corporate governance practices, evaluating the adequacy of our corporate governance practices and reporting and making recommendations to the Board of Directors concerning corporate governance matters.

Family Relationships
Mr. Jinliang Li, our Chief Executive Officer and a director, is the father of Mr. Jiawei Li, one of our directors. Other than such relationship, there are no other family relationships among our directors and executive officers.  There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors.

ITEM 11.                      EXECUTIVE COMPENSATION.

The following Summary Compensation Table shows the compensation awarded to or earned by our Chief Executive Officer for fiscal 2010 and 2009.  No person had compensation in excess of $100,000 during 2010.  Also shown is the compensation awarded to or earned by our former President and Chief Executive Officer due to the fact that he held such positions during a portion of fiscal 2009. The persons listed in the following Summary Compensation Table are referred to herein as the “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Timothy Lightman	2009	-0-	-0-	-0-	-0-
(former President CEO and Director) (1)

Jinliang Li	2010	21,089			21,089
(CEO and Director) (2)	2009	12,302	-0-	-0-	12,302

(1) Mr. Lightman resigned as a president, CEO and Director, effective November 5, 2009.

(2) Mr. Jinliang Li was appointed our Chief Executive Officer and Director on November 5, 2009, Mr. Li’s base salary is RMB 7,000/month, or RMB 84,000 per year.   Compensation for 2009 and 2010 includes compensation earned as the CEO and director of the operating company prior to the reverse merger in November 2009.  Beginning on January 1, 2010, Mr. Li’s base salary was increased to RMB 144,000, approximately $21,089, per year.

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

It is not uncommon for PRC private companies in China to have base salaries as the sole form of compensation.  The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual.  The base salary is compared to the list of similar positions within comparable peer companies, such as Heze JXY Food Co., Ltd. and Cao County Yangguang Arts & Crafts Co. Ltd., and consideration is given to the executive’s relative experience, responsibility, terms of employment and the current and potential contribution to us in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

Mr. Jinliang Li is one of our founders, and has been our CEO since 2000.  Under his leadership, our revenues and net income have grown substantially in both 2009 and 2010.  We believe that our revenues and net income will continue to grow under his supervision in the future.  From 2011 onwards, the base salary we pay to Mr. Jinliang Li will increase 30% if our revenues and net incomes increase between 30% and 40%, respectively, on an annualized basis.

Mr. Jiawei Li is responsible for the marketing and sales of our products under the supervision of Mr. Jinliang Li.  He has more than four (4) years of international marketing and sales experience.  He has represented us in a variety of international and domestic trade fairs.  From 2011 on, the base salary we pay to Mr. Jiawei Li will increase 30% if our revenues and net income increase between 30% and 40% annually compared with the prior fiscal year and his base salary will increase 40% if our revenues and net income increase more than 40% compared with the prior fiscal year.  Since only our net income increased by that amount, his salary was increased by 20% rather than 30%.

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

As discussed above, we have formed a compensation committee to oversee the compensation of our named executive officers.  All the members of the compensation committee are independent directors.

Employment Agreements
We entered into an employment agreement with Yuhong Lei on March 30, 2010, pursuant to which Ms. Lei was hired as our chief financial officer for a period of one year for an annual salary of $52,738.

Tianwei International Limited, our wholly owned subsidiary, entered into an employment agreement with Jinliang Li on August 15, 2009, pursuant to which Mr. Jinliang Li was hired as the chairman of Tianwei International Limited and received an annual salary of $12,302 per year in 2009.  On January 1, 2010, Tianwei International Limited entered into a new employment agreement with Jinliang Li, pursuant to which Mr. Jinliang Li’s base salary was increased to approximately $21,089 per annum year.

Shandong entered into an employment agreement with each of Jiawei Li, Zhiqiang Zhong, and Zhiyu Wang, pursuant to which such persons were employed by Shandong as its marketing manager, production manager and chief financial officer, respectively.  Messrs. Jiawei Li, Zhong and Wang received an annual salary of $5,273 per year, pursuant to such employment agreements.   On January 1, 2010, Shandong entered into a new employment agreement with Jiawei Li to increase his base salary to approximately $10,571per annum year.

On July 1, 2010, we entered into an Offer Letter with each of Fuhua Wu, Man Zhang and Yvonne Zhang for their service as the Independent Directors to our Board of Directors. As members of the committees of our Board of Directors, each of Man Zhang and Yvonne Zhang will receive 3,336 shares of our common stock at the rate of 834 shares of our common stock each quarter, provided at such time they continue to be our Independent Directors and committee members.

All such employment agreements are “at-will” agreements.

Director Compensation
During the fiscal year ended December 31, 2010, we did not pay our directors any cash compensation for their service on our Board of Directors.  However, we have agreed to issue each of Man Zhang and Yvonne Zhang 3,336 shares of our common stock at the rate of 834 shares per quarter, provided that at such time they continue to serve as our independent directors and committee members.  As of February 28, 2011, each had received 1,668 shares of our common stock.

On July 1, 2010, we entered into a Stock Option Agreement with Mr. Jinliang Li (our chairman and chief executive officer) for his contribution and work as our Chairman and Chief Executive Officer, pursuant to which Mr. Li received the right to purchase, for a period of 10 years commencing on July 2, 2011, 666,667 shares of our common stock.

Indemnification of Officers and Directors
Our amended certificate of incorporation limits the personal liability of directors for breach of fiduciary duty to the maximum extent permitted by the General Corporation Law of the State of Delaware, referred to herein as the “DGCL.”  Our amended certificate of incorporation provides that no director will have personal liability to us or to our stockholders for monetary damages for breach of fiduciary duty or other duty as a director.  However, these provisions do not eliminate or limit the liability of any of our directors for any of the following:

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

The following table sets forth certain information, as of February 25, 2011, with respect to the beneficial ownership of our common stock by (i) each of our directors and named executive officers, (ii) all of our directors and executive officers as a group, and (iii) each person, or group of affiliated persons, known to us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities.  Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

The table below lists the number of shares of our common stock and percentage of shares beneficially owned based on 8,611,697 shares of our common stock issued and outstanding as of February 25, 2011.

For purposes of the table below, we treat shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after February 25, 2011 to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of the person, but we do not treat the shares as outstanding for the purpose of computing the percentage ownership of any other stockholder.

Except as otherwise set forth below, the address of each of the persons or entities listed in the table is c/o China Shandong Industries, Inc., No. 2888 Qinghe Road, Development Zone Cao County, Shandong Province, 274400 China.

	Shares Beneficially Owned
Name	Number	Percentage

Named Executive Officers and Directors:

Jinliang Li (Director and CEO) (1)(2)	7,408,800	86%

Jiawei Li (Director) (2)	360,150	4.2%

Yuhong Lei (CFO)	0	---

Aihua Li (Corporate Secretary)	0	---

Fuhua Wu (Independent Director)	0	---

Man Zhang (Independent Director) (3)	1,668	*

Yvonne Zhang (Independent Director) (3)	1,668	*

All executive officers and directors as a group (7 persons) (1)	7,412,136	86%

5% Stockholders:

CAOPU Enterprise Limited (1) Mill Mall, Suite 6, Wickhams Cay 1 PO Box 3085, Road Town Tortola, British Virgin Islands	7,408,800	86%

* Less than one percent

(1) Includes 7,408,800 shares of our common stock owned by CAOPU.  CAOPU acquired such shares pursuant to the Stock Exchange and Reorganization Agreement dated as of October 22, 2009.  Mr. Jinliang Li is the sole stockholder of CAOPU and may be deemed to beneficially own the shares of common stock owned by CAOPU. Such number of shares also includes 360,150 shares of our common stock owned by Jiawei Li, the son of Mr. Jinliang Li, and 2,675,400 shares of our common stock owned by eight (8) other persons pursuant to agreements between CAOPU and each of such persons as described elsewhere herein.  Although Mr. Li has no pecuniary interest in such 3,035,550 shares of our common stock beneficially owned by such 9 minority stockholders, by reason of Mr. Li’s sole ownership of CAOPU Enterprise Limited. Mr. Li does have sole voting and dispositive power over such 3,035,550 shares.

(2) Excludes a stock option to purchase 666,667 shares of our common stock.  Such stock option is exercisable for a period of 10 years commencing on July 2, 2011.

(3) For acting as Independent Directors to our Board of Directors, as members of the committees of our Board of Directors, Man Zhang and Yvonne Zhang will each receive 3,336 shares of our common stock at the rate of 834 shares of our common stock each quarter, provided at such time they continue to be our Independent Directors and committee members.  As of January 18, 2011, each had received 1,668 shares of our common stock.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our founder, Timothy Lightman, purchased 4,925,000 shares of our common stock in February 2007, upon our formation, for an aggregate price of $98.50, and on November 5, 2009, he cancelled 4,375,000 shares of our common stock and acquired all of our assets related to our prior business and assumed all of our liabilities.

On November 5, 2009, Mr. Lightman purchased all of our assets, including, those assets related to our then proposed cellular telephone application.  Mr. Lightman also assumed all of our then indebtedness or other obligations in existence as of November 5, 2009, including all of our obligations for attorney fees, accountant fees, taxes and transfer agent fees and agreed to indemnify and hold us harmless against the same.  The consideration for the assets other than the assumption of liabilities was nominal and was based upon negotiations between us and Mr. Lightman.
ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Audit Fees
The aggregate fees billed for professional services rendered by Li & Co for the audit of our annual financial statements for the fiscal year ended December 31, 2009 was 11,000.

The aggregate fees billed for professional services rendered by B&A for the audit of our annual financial statements for the fiscal years ended December 31, 2010 and December 31, 2009 were $75,000 and $75,000, respectively.

Audit-Related Fees
 During the fiscal year ended December 31, 2010 and December 31, 2009, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees
 The aggregate fees billed for professional services rendered by Li & Co for the tax compliance for the fiscal year ended December 31, 2009 was $$750.

The aggregate fees billed for professional services rendered by B&A for the tax compliance for the fiscal years ended December 31, 2010 and December 31, 2009 were $5,000 and $4,000, respectively.

All Other Fees
During the fiscal years ended December 31, 2010 and December 31, 2009 there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval
We did not have an audit committee for the fiscal year 2009, though our board of directors has approved the services described above for such year.  Our audit committee approved all the above fees for fiscal year 2010.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)           Financial Statements

See index to Financial Statements on Page F-1

(B)           Exhibits.

3.1.1	Certificate of Incorporation. (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation. (2)

3.1.3	Certificate of Amendment of Certificate of Incorporation, filed with Secretary of State of State of Delaware on August 3, 2010. (9)

3.1.4	Certificate of Amendment of Certificate of Incorporation, filed with Secretary of State of State of Delaware on December 23, 2010. (13)

3.2.2	Bylaws. (1)

3.2.1	Bylaws adopted on June 30, 2010. (8)

10.1	Stock Exchange and Reorganization Agreement dated October 22, 2009. (3)

10.2	Assignment and Assumption Agreement dated November 5, 2009, by and between Mobile Presence Technologies, Inc. and Timothy Lightman. (3)

10.3	Form of Share Holding Agreement, dated September 14, 2009, between CAOPU Enterprise Limited and each of nine other stockholders. (5)

10.4	Maximum Mortgage Contract dated May 15, 2008, by and between Shandong Caopu Arts and Crafts Co., Ltd. and Cao County Branch, Bank of China. (3)

10.5	Maximum Amount Guarantee Contract (No. Year 2009 Di Xie Zi 001), dated August 25, 2009, by and between Shandong Caopu Arts & Crafts Co., Ltd. and Bank of China, Cao Country Branch. (7)

10.6	Maximum Amount Guarantee Contract (No. Year 2009 Di Xie Zi 002), dated November 11, 2009, by and between Shandong Caopu Arts & Crafts Co., Ltd. and Bank of Chin, Cao Country Branch. (7)

10.7	Employment Agreements dated January 17, 2002, by and between Shandong Caopu Arts & Crafts Co., Ltd and each of Zhiyu Wang and Zhiqiang Zhong. (3)

10.8	Stock Option Agreement, dated July 1, 2010, by and between us and Mr. Jinliang Li. (8)

10.9	China Shandong Industries, Inc. 2010 Omnibus Securities and Incentive Plan, adopted on July 1, 2010. (8)

10.10	Exclusive Patent License Agreement, dated July 2, 2010, between Shandong Caopu Arts & Crafts Co., Ltd. and Mr. Jinliang Li. (8)

10.11	Authorization Letter to Use Shandong Caopu Arts & Crafts Co., Ltd. Poplar Furniture & Paint Line Expansion Projects Feasibility Study Report dated as of March 30, 2008. (6)

10.12	Authorization Letter to Use Patents, dated as of April 19, 2010. (6)

10.13	Form of Loan Agreement with Bank of China, Cao County Branch. (8)

10.14	Form of Loan Agreement with Laishang Bank (A/K/A Commercial Bank (Heze Branch). (8)

10.15	Form of Loan Agreement with China Construction Bank, Cao County Branch. (10)

10.16	China Research Group Investor Relations Consulting Agreement, dated October 21, 2009, by and between China Research Group, Inc. and Shandong Caopu Arts & Crafts Co., Ltd. (10)

10.17	Amendment No. 1 to China Research Group Investor Relations Consulting Agreement, dated April 13, 2010. (8)

10.18	Engagement Letter with Linear Capital Asia Limited, dated October 7, 2008. (10)

10.19	Amended and Restated Agreement with Linear Capital Asia Limited, Inc., dated April 13, 2010. (8)

10.20	Employment Agreement dated January 1, 2010, by and between Tianwei International Development Corporation and Jinliang Li. (8)

10.21	Employment Agreement dated January 1, 2010, by and between Shandong Caopu Arts & Crafts Co., Ltd. and Jiawei Li. (8)

10.22	Employment Agreement dated March 30, 2010, by and between China Shandong Industries, Inc. and Aihua Li. (8)

10.23	Employment Agreement dated March 30, 2010, by and between China Shandong Industries, Inc. and Yuhong Lei. (4)

10.24	Form of Offer Letter with each of the three independent directors dated July 1, 2010. (11)

14	Code of Ethics. (8)

21	List of Subsidiaries. (3)

(1)	Incorporated by reference to registration statement on Form SB-2 filed with the SEC on November 28, 2007.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2010.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 12, 2009.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 30, 2010.
(5)	Incorporated by reference to our Current Report on Form 10-K filed with the SEC on April 15, 2010.
(6)	Incorporated by reference to our Current Report on Form S-1 filed with the SEC on April 20, 2010.
(7)	Incorporated by reference to Amendment No.1 to our Annual Report on Form 10-K/A filed with the SEC on June 28, 2010.
(8)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on July 2, 2010.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 5, 2010.
(10)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on August 6, 2010.
(11)	Incorporated by reference to our Current Report on Form 10-Q filed with the SEC on November 12, 2010.

(C)           Financial Statement Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA SHANDONG INDUSTRIES, INC.

March 3, 2011	By:	/s/ Jinliang Li
Name: Jinliang Li Title: Chief Executive Officer and Chairman

March 3, 2011	By:	/s/ Yuhong Lei
Name: Yuhong Lei Title: Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jinliang Li	March 3, 2011
Name: Jinliang Li Title: Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Yuhong Lei	March 3, 2011
Name: Yuhong Lei Title: Chief Financial Officer (Principal Accounting and Financial Officer)

By:	/s/ Jiawei Li	March 3, 2011
Name: Jiawei Li Title: Director

By:	/s/ Yvonne Zhang	March 3, 2011
Name: Yvonne Zhang Title: Independent Director

By:	/s/ Man Zhang	March 3, 2011
Name: Man Zhang Title: Independent Director

By:	/s/ Fuhua Wu	March 3, 2011
Name: Fuhua Wu Title: Independent Director

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES

AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(WITH REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM THEREON)

FL Office 7951 SW 6th St., Suite. 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230 NC Office 19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-892-8733 Fax: 704-892-6487

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
China Shandong Industries, Inc.

We have audited the accompanying consolidated balance sheets of China Shandong Industries, Inc. and its wholly owned subsidiaries (“The Company”) as of December 31, 2010 and 2009, and the consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Shandong Industries, Inc. and its wholly owned subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its consolidated cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Bongiovanni & Associates
Bongiovanni & Associates
Certified Public Accountants
Cornelius, North Carolina
The United States of America
February 10, 2011

www.bai-cpa.com

China Shandong Industries, Inc. and Subsidiaries
Audited Consolidated Balance Sheets
As of December 31, 2010 and 2009
	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,863,692	$2,185,839
Trade accounts receivable	11,037,212	16,833,798
Inventories	14,758,721	10,353,746
Prepaid expenses	2,759,060	375,493
Deposits	-	767,204
Other receivables	298,570	295,752
TOTAL CURRENT ASSETS	31,717,255	30,811,832

FIXED ASSETS
Property, plant, and equipment	23,651,008	10,656,454
Accumulated depreciation	(3,465,278)	(3,309,354)
NET FIXED ASSETS	20,185,730	7,347,100

OTHER ASSETS
Land occupancy rights, net	71,541	76,834
Construction in progress	10,413,961	6,940,632
TOTAL OTHER ASSETS	10,485,502	7,017,466

TOTAL ASSETS	$62,388,487	$45,176,398

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings	$9,361,741	$8,054,831
Accounts payable	452,285	240,290
Other payables and accrued liabilities	584,447	731,329
Deposits received in advance	118,516	56,849
Compensation payable	172,550	-
Taxes payable	417,936	643,476
Deferred tax liabilities	-	677,909
TOTAL CURRENT LIABILITIES	11,107,475	10,404,684

TOTAL LIABILITIES	11,107,475	10,404,684

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, 5,000,000 authorized, none issued and outstanding as of December 31, 2010 and 2009, respectively)	-	-

Common stock ($.0001 par value, 100,000,000 authorized, 8,610,015 and 8,575,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively)	861	858
Additional paid in capital	8,246,391	7,799,142
Statutory and discretionary surplus reserve	3,608,243	3,608,243
Accumulated other comprehensive income (loss)	1,879,135	(25,022)
Retained earnings	37,546,382	23,388,493
TOTAL STOCKHOLDERS' EQUITY	51,281,012	34,771,714

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,388,487	$45,176,398

See accompanying notes to these financial statements and auditors' report.

China Shandong Industries, Inc. and Subsidiaries
Audited Consolidated Statements of Income and Comprehensive Income
For the Years ended December 31 2010 and 2009
	For the years ended December 31,
	2010	2009
Revenues
Sales	$83,934,050	$69,435,044
Cost of goods sold (exclusive of depreciation and amortization)	59,247,966	49,360,775

Operating expenses
Selling and marketing	964,130	831,245
Research and development expenses	729,195	502,584
General and administrative	2,586,166	1,439,600
Professional and consulting fees	509,891	24,218
Total Operating Expenses	4,789,382	2,797,647

Income from operations	19,896,702	17,276,623

Other income (expenses)
Finance income (expenses)	(938,247)	(753,093)
Other income	5,226	202,851
Non-operating income (expenses)	83,346	(611,339)
Total other income (expense)	(849,675)	(1,161,581)

Income before income taxes	19,047,027	16,115,042

Income taxes - current	4,889,138	3,415,978
Income taxes - deferred	-	677,909

Net income	$14,157,889	$12,021,155

Other comprehensive income
Foreign currency translation adjustment	1,904,157	(241,522)

Comprehensive income	$16,062,046	$11,779,634

Earnings per common share
Basic	$1.65	$1.47

Fully diluted	$1.62	$1.47

Weighted average common shares outstanding
Basic	8,579,393	8,146,250

Fully diluted	8,748,973	8,165,139

See accompanying notes to these financial statements and auditors' report.

China Shandong Industries, Inc. and Subsidiaries
Audited Consolidated Statements of Cash Flows
For the Years ended December 31, 2010 and 2009

	For the years ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,157,889	$12,021,155
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	798,741	808,101
Amortization	5,356	5,293
Loss on disposal on property, plant and equipment	-	626,258
Warrants granted for services, non-cash	334,702	-
Stock based compensation, non-cash	112,550	-
Changes in operating assets and liabilities:
Trade accounts receivable	6,158,304	(10,498,909)
Prepaid expense	(1,605,901)	(268,063)
Inventories	(3,997,686)	6,969,737
Other receivables	6,220	(274,030)
Deposits	-	(767,204)
Accounts payable	156,738	(121,932)
Taxes payable	(917,384)	376,615
Deferred tax liabilities	-	677,909
Other payables and accrued liabilities	245,838	(385,017)
Deposits received in advance	58,596	(103,060)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	15,513,963	9,066,854

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(12,865,559)	(1,121,964)
Disposals of property, plant, and equipment	101,293	-
Additions to construction in progress	(3,186,890)	(6,931,355)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(15,951,156)	(8,053,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term borrowings	17,133,404	5,787,983
Principal repayments of short term borrowings	(16,099,492)	(3,676,471)
Repayments of notes payable	-	(2,635,020)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,033,912	(523,508)

Foreign currency adjustment	81,134	(56,185)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	677,853	433,842

CASH AND CASH EQUIVALENTS:
Beginning of year	2,185,839	1,751,997

End of year	$2,863,692	$2,185,839

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$662,282	$621,619
Taxes	$4,603,086	$3,415,978

See accompanying notes to these financial statements and auditors' report.

China Shandong Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2010 and 2009

	Common Stock,		Preferred Stock,		Additional	Statutory	Accumulated		Total
	$.0001 par value		$.0001 par value		Paid in	And Surplus	Other Income	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Reserve	(Loss)	Earnings	Equity

Balances as of January 1, 2009	7,717,500	$772	-	$-	$7,799,228	$3,608,243	$216,500	$11,367,338	$22,992,081
Recapitalization due to reverse acquisition	857,500	86	-	-	(86)	-	-	-	-
Net income for the year ended December 31, 2009	-	-	-	-	-	-	-	12,021,155	12,021,155
Foreign currency translation loss for 2009	-	-	-	-	-	-	(241,522)	-	(241,522)
Balances as of December 31, 2009	8,575,000	858	-	-	7,799,142	3,608,243	(25,022)	23,388,493	34,771,714
Warrants issued (see note 15)	-	-	-	-	334,702	-	-	-	334,702
Shares issued to consultants	33,334	3	-	-	100,997	-	-	-	101,000
Shares issued to directors	1,668	-	-	-	11,550	-	-	-	11,550

Rounding due to reverse stock split	13	-	-	-	-	-	-	-	-
Net income for the year ended December 31, 2010	-	-	-	-	-	-	-	14,157,889	14,157,889
Foreign currency translation income for 2010	-	-	-	-	-	-	1,904,157	-	1,904,157
Balances as of December 31, 2010	8,610,015	$861	-	$-	$8,246,391	$3,608,243	$1,879,135	$37,546,382	$51,281,012

See accompanying notes to these financial statements and auditors' report.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

1.	ORGANIZATION AND BUSINESS BACKGROUND

China Shandong Industries Inc. (the “Company”) was incorporated on February 13, 2007 under the laws of the State of Delaware as “Mobile Presence Technologies, Inc”. On December 3, 2009, the Company changed its name to China Shandong Industries, Inc.

On October 22, 2009, the Company entered into a Stock Exchange and Reorganization Agreement (the “Agreement”), by and among the Company, Tianwei International Development Corporation, an Oregon Corporation (“TIDC”), CAOPU Enterprise Limited, a company organized under the laws of the British Virgin Islands (“Caopu”), London Financial Group Ltd., a company organized under the laws of the British Virgin Islands (“LFG”), Phoebus Vision Investment Developing Group, Ltd., a company organized under the laws of the British Virgin Islands (“Phoebus”), and Timothy Lightman (“TL”), pursuant to which the Company acquired all of the issued and outstanding capital stock of TIDC owned by each of CAOPU, LFG and Phoebus in exchange for an issuance by the Company of an aggregate of 7,717,500 shares of Common Stock of the Company, with a par value of $0.0001 per share (the “MBPI Common Stock”), to Caopu, LFG and Phoebus. The shares of MBPI Common Stock were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

In addition, TL, the owner of 4,875,000 shares of MBPI Common Stock (“TL’s MBPI Shares”), representing approximately 93% of the 5,232,500 then issued and outstanding shares of the Company’s Common Stock, delivered a stock certificate or stock certificates representing 4,375,000 of TL’s MBPI Shares to the Company for cancellation.

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

The transaction was effectively completed on November 6, 2009, which has been accounted for as a reverse acquisition and recapitalization of the Company, through a wholly-owned subsidiary, TIDC, whereby TIDC is deemed to be the ultimate accounting acquirer (legal acquiree) and the Company to be the ultimate accounting acquiree (legal acquirer). The Company is deemed to be a continuation of the business of TIDC, through its wholly-owned subsidiary, Shandong Caopu Arts & Crafts Co., Ltd. (“SCAC”), a PRC-based company incorporated on August 15, 2000 under the laws of the PRC. Accordingly, the accompanying consolidated financial statements for the fiscal years ended December 31, 2010 and 2009 include the following:

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

1.	ORGANIZATION AND BUSINESS BACKGROUND (CONT’D)

1.	the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;
2.
the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

On November 6, 2009, concurrent with the Stock Exchange with TIDC, the Company adopted the fiscal year end of SCAC, the wholly-owned subsidiary of TIDC, thereby changing the fiscal year end from September 30 to December 31. The consolidated audited financial statements for the new fiscal year was reflected in the Company’s Form 10-K for the year ending December 31, 2009 and 2010.

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
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America under the accrual basis of accounting. All intercompany accounts and transactions have been eliminated.

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

Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, and trade and other receivables. As of December 31, 2010 and 2009, substantially all of the Company’s cash and cash equivalents were held by financial institutions located in the PRC, which the Company’s management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

Cash and cash equivalents
The Company’s cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and that have insignificant risk of change in value because of changes in interest rates. The Company’s cash and cash equivalents, as of December 31, 2010 and 2009, were principally denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

For purposes of the Consolidated Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Consolidated Statements of Cash Flows are prepared based on the change in the RMB functional currency for each account and converted into U.S. dollars at the average exchange rates of the year.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Based on the above assessment, during the reporting periods, management establishes the general provisioning policy to make an allowance equivalent to 3.5% of the gross amount of trade receivables. Additional specific provision is made against trade receivables to the extent which they are considered to be doubtful.

Bad debts are written off when identified. The Company does not accrue interest on trade receivables.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by management and no significant additional bad debts have been written off directly to net income. There were no changes in the general provisioning policy in the past since establishment and management considers that the aforementioned general provisioning policy is adequate, not excessive and does not expect to change this established policy in the near future.

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
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Impairment of long-lived assets
The Company evaluated the recoverability of its property, plant, equipment, and other long-lived assets in accordance with FASB Accounting Standards Codification 360 “Property, Plant and Equipment” (formerly SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments of these types of assets were recognized during the years ended December 31, 2010 and 2009.

Earnings per share
The Company reports earnings per share in accordance with FASB Accounting Standards Codification 260 “Earnings per Share” (formerly SFAS 128, “Earnings per Share”). This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the periods presented. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share. There were no common stock equivalents (CSE) necessary for the computation of diluted loss per share.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Income taxes (cont’d)
For the years ended December 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2010 and 2009, the Company did not have any significant unrecognized uncertain tax positions.

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

Comprehensive income
The Company adopted FASB Accounting Standards Codification 220 “Comprehensive Income” (formerly SFAS No. 130, “Reporting Comprehensive income”, which establishes standards for reporting and display of comprehensive income, and its components in the consolidated financial statements. Components of comprehensive income include net income and foreign currency translation adjustments. The Company has presented consolidated statements of income which includes other comprehensive income or loss.

Fair value of financial instruments
The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, trade accounts and other receivables, inventories, prepaid expenses, accounts payable, other payables and accrued liabilities, deposits received in advance, taxes payable, deferred tax liabilities, and short term borrowings approximate their fair values because of the short maturity of these instruments. The Company’s short term borrowings approximate the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2010 and 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 and 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2010 and 2009.

Advertising expense
Advertising is charged to expense as incurred. The Company does not incur any direct-response costs.

Advertising expenses were $-0- for the two years ended December 31, 2010 and 2009, respectively.

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

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Foreign currency translation (cont’d)
For financial reporting purposes, the consolidated financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars. Current assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates of the year while fixed assets and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of December 31, 2010 and 2009 were US$1 for RMB6.6227 and RMB6.8282, respectively. The average exchange rates for the two years ended December 31, 2010 and 2009 were US$1 for RMB6.7704 and RMB6.8314, respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Off-balance sheet arrangements
The Company does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”)  issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value rollforward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

Variable Interest Entities (VIEs)

In June 2009, the FASB issued authoritative guidance changing the approach to determine a VIE’s primary beneficiary and requiring ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. This guidance also requires additional disclosures about a company’s involvement with VIEs and any significant changes in risk exposure due to that involvement. This guidance was adopted January 1, 2010, and did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

3.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable is comprised of the following amounts at the respective dates:

	As of December 31,
	2010	2009

Gross trade accounts receivable from customers	$11,437,591	$17,204,380
Allowance for doubtful customer accounts	(400,379)	(370,582)
	$11,037,212	$16,833,798

Bad debt expense of $29,797 and $36,926 was recognized during the years ended December 31, 2010 and 2009, respectively, in the accompanying consolidated income statements.

4.	INVENTORIES

Inventories are comprised of the following amounts at the respective dates:

	As of December 31,
	2010	2009

Raw materials	$6,169,040	$1,486,495
Work in process	3,935,392	2,191,570
Finished goods	4,654,289	6,675,681
	14,758,721	10,353,746
Provision for obsolete inventories	-0-	-0-
	$14,758,721	$10,353,746

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of December 31,
	2010	2009

Cost:
Buildings	$17,998,450	$6,158,887
Machinery, equipment and furniture	5,652,558	4,497,567
	23,651,008	10,656,454
Accumulated depreciation	(3,465,228)	(3,309,354)
Net	$20,185,730	$7,347,100

During the reporting periods, depreciation expense is included in the following accounts on the accompanying consolidated income statements:

	Years ended December 31,
	2010	2009

General and administrative expenses	$798,741	$808,101
	$798,741	$808,101

6.	LAND OCCUPANCY RIGHTS

	As of December 31,
	2010	2009

Land occupancy rights	98,887	98,887
Less: Accumulated amortization	(27,346)	(22,053)
Land occupancy rights, net	$71,541	$76,834

During the reporting periods, amortization expense is included in the following accounts on the accompanying consolidated income statements:

	Years ended December 31,
	2010	2009

General and administrative expenses	$5,356	$5,293
	$5,356	$5,293

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

7.	SHORT-TERM BORROWINGS

The Company’s outstanding principal balances on its short-term borrowings are payable as follows:

	As of December 31,
	2010	2009

Bank of China, 6.372% interest rates, due no later than February 3, 2011	1,056,971	3,514,835

Laishang Bank, 7.965% interest rate, due no later than April 29, 2011	2,264,937	4,539,996

Construction Bank of China (Cao County branch), 4.445% interest rate per annum, due no later than March 10, 2011	6,039,833	-
	$9,361,741	$8,054,831

As of December 31, 2010, the Company had no fixed assets used as collateral in connection with the short-term borrowings.

As of December 31, 2009, a portion of short-term borrowings from Bank of China are secured by certain assets of the Company. Specifically, $1,523,092 in short-term borrowings was secured by the Company’s property with a net book value of $5,211,871, and $234,321 in short-term borrowings was secured by the Company’s equipment with a net book value of $1,870,903.

The effects of imputed interest on the aforementioned below market interest rates are immaterial to the consolidated financial statements taken as a whole.

8.	OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31,
	2010	2009
Salary and staff welfare payable	$299,821	$105,246
Accrued expenses	45,082	21,818
Other payables	239,544	604,265
	$584,447	$731,329

Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

9.	REVERSE STOCK SPLITS

On July 30, 2010, Mr. Jinliang Li, the Chairman and Chief Executive Officer of the Company authorized the effectuation of a 1-for-2 reverse split (the “Reverse Split I”) pursuant to the majority consent on July 1, 2010. The Reverse Split I combined the Company’s outstanding Common Stock on the basis of 2 outstanding shares being changed to 1 outstanding share. Each shareholder’s percentage ownership in the Company (and relative voting power) remained essentially unchanged as a result of the Reverse Split I. All options, warrants, and any other similar instruments convertible into, or exchangeable or exercisable for, shares of common stock were proportionally adjusted.

The Reverse Split I took effective upon the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware on August 3, 2010.

On December 22, 2010, the Board of Directors of the Company adopted a resolution approving a 1-for-1.5 reverse split (the “Reverse Split II”) of the Company’s Common Stock. Accordingly, the Reverse Split II combined the Company’s outstanding Common Stock on the basis of 1.5 outstanding shares being changed to 1 outstanding share. Each shareholder’s percentage ownership in the Company (and relative voting power) remained essentially unchanged as a result of the Reverse Split II. All options, warrants, and any other similar instruments convertible into, or exchangeable or exercisable for, shares of Common Stock were proportionally adjusted. The Reverse Split II took effective on January 18, 2011.

The consolidated statement of stockholders’ equity and the earnings per share numbers in the consolidated financial statements have been restated per FASB 128 paragraph 134, as if the reverse split took effect at the beginning of the periods presented.

10.	REGISTERED CAPITAL

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
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

12.	COST OF GOODS SOLD (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION)

Cost of goods sold consists primarily of costs of raw materials and direct labor, and other costs directly attributable to the production of products. Write-down of inventories to lower of cost or market is also recorded in cost of goods sold.

The following table sets forth the breakdown of the Company’s cost of goods sold for the years ended December 31, 2010 and 2009, respectively.

	Years ended December 31,
	2010	2009
Direct Materials	$46,105,445	$38,147,336
Indirect Materials	9,612,363	8,053,710
Direct Labor	2,706,721	2,484,139
Inbound Freights	823,437	675,589
Cost of Goods Sold	$59,247,966	$49,360,774

The depreciation and amortization expenses, shipping and handling expenses, inspection costs are excluded from cost of goods sold, the amount of which for the years ended December 31, 2010 and 2009, respectively, are set forth in the following table.

	Years ended December 31,
	2010	2009
Depreciation expenses	$798,741	$808,101
Amortizations	5,356	5,293
Shipping and handling expenses	632,458	416,811
Inspection costs	88,001	76,132

These excluded expenses are included under Selling, General and Administrative expenses in the accompanying consolidated financial statements.

13.	SELLING AND MARKETING EXPENSES

Selling and marketing expenses were $964,130 and $831,245 for the years ended December 31, 2010 and 2009, respectively, including $632,458 and $416,811 in shipping and handling expenses for the years, respectively. Selling and marketing expenses mainly consist of advertising, shipping and handling costs, exhibition expenses, inspection costs, and the other costs of our distribution network which are expensed as incurred during the selling activities.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

14.	INCOME TAXES

On March 16, 2007, PRC’s legislative body, the National People’s Congress, adopted the unified EIT Law. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises. Thus, the Company is subject to corporate income tax at the statutory rate of 25% commencing in 2008.

Income taxes in the accompanying consolidated statements of income for the reporting periods represent provision for EIT for the Company’s continuing operations in the PRC.

	Year ended December 31,
	2010	2009

EIT rate in effect for the year	25%	25%
Profits before income tax	$19,047,027	$16,115,042
Income tax expenses	$4,889,138	$4,093,887

The effective income taxes differ from the above PRC statutory EIT rates as follows:

	Year ended December 31,
	2010	2009

Provision for income taxes at statutory EIT rate	$4,761,757	$4,028,760
Non-deductible items for tax purposes	127,381	65,127
Income taxes	$4,889,138	$4,093,887

Income tax expense is summarized as follows:

	Year ended December 31,
	2010	2009

Current	$4,889,138	$3,415,978
Deferred change	-	677,909
Income tax expense	$4,889,138	$4,093,887

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

14.	INCOME TAXES (CONT’D)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

Current portion:

	Years ended December 31,
	2010	2009

Sales cut-off	$-	$(677,909)
Total deferred tax liabilities	$-	$(677,909)
Net deferred tax liabilities	$-	$(677,909)

15.	STOCK BASED COMPENSATION

The Company entered into a service agreement with a consultant on October 22, 2009, pursuant to which the Company agreed to compensate the consultant by an issuance of 33,334 shares of common stock at the market price on such date, or $3.03 per share, plus 100,000 two year warrants with a $9.90 strike price (“2009 Warrants”). The fair market value of 2009 Warrants was calculated using the Black-Scholes options pricing model, assuming approximately 5.15% risk-free interest, 0% dividend yield, 60% volatility, and a life of two years. As a result, the Company had a consulting fee of $145,307 at its fair value and amortized over the one-year service period commencing on October 22, 2009. The Company recognized a consulting fee of $121,089 and $24,218 to the consolidated income statements for the years ended December 31, 2010 and 2009, respectively. The 33,334 shares were issued on November 16, 2010. The remaining life of 2009 Warrants as of December 31, 2010 is ten months.

During the second quarter of 2010, the Company entered into an agreement (the “Agreement”) to issue 100,000 warrants (“2010 Warrants”) among other items and recorded a related expense of $334,702, equal to the estimated fair value of 2010 Warrants at the date of the grant to an unrelated shareholder of the Company. The fair market value of 2010 Warrants was calculated using the Black-Scholes options pricing model, assuming approximately 5.15% risk-free interest, 0% dividend yield, 60% volatility, and a life of two years. The remaining life of 2010 Warrants as of December 31, 2010 is fifteen months.

Pursuant to the Agreement, the Company agreed to issue 21,467 shares of the Company’s common stock to a consultant to reimburse expenses of $161,000 advanced by the consultant during the year of 2009 and 2010. The fair value of the shares was determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $7.50. The shares have not been issued as of the date of this annual report and are included in compensation payable in the accompanying consolidated balance sheets.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

15.	STOCK BASED COMPENSATION (CONT’D)

On July 1, 2010, the Company agreed to issue 1,668 shares per quarter, to two independent directors as compensation pursuant to offer letters. The fair value of the shares was $11,550 per quarter determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $6.93. The first batch of quarterly shares of 1,668 shares was issued on October 29, 2010, and the second batch of quarterly shares of 1,668 shares was issued on January 18, 2011.

16.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan for all of its qualified employees in the PRC. The employer and the employees are each required to make contributions to the plan at the rates specified in the plan. The obligation of the Company with respect to retirement is to make the required contributions under the plan. No forfeited contributions are available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to expense in the accompanying consolidated statements of income. The Company contributed $201,029 and $153,624 for the years ended December 31, 2010 and 2009, respectively, which are included in general and administrative expenses in the accompanying consolidated income statements.

17.	CONTINGENCIES

The Company had no contingencies existing as of December 31, 2010 and 2009.

18.	RELATED PARTY TRANSACTIONS

The Company had no material transactions carried out with its related parties during 2010 and 2009.

19.	INCOME PER SHARE

The basic earnings per share were calculated using the net income and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the recapitalization of the Company in the Exchange, the forward stock split and the reverse stock splits.

The fully diluted earnings per share were calculated using the net income and the weighted average number of shares outstanding on the fully diluted basis during the reporting periods. The denominator for fully diluted earnings per share calculation includes 100,000 warrants granted for services rendered during the fourth quarter of 2009 and 100,000 warrants granted for services rendered during the second quarter of 2010. All share and per share data have been adjusted to reflect the recapitalization of the Company in the Exchange, the forward stock split and the reverse stock splits.

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

20.	CONCENTRATIONS AND RISKS

The Company’s operations are carried out in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company’s results may be affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

In addition, the Company is subject to risks common to companies in the OEM industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

a.	Major customers

For the years ended December 31, 2010 and 2009, 100% of the Company’s assets were located in the PRC, and certain customers accounted for greater than 5% in revenues.

The following tables set forth our top three customers individually comprising 42% and 32% of net revenue for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010
Customers	Revenues			Accounts Receivable
Customer D	$12,829,038	15%		$1,457,980
Customer E	5,367,724	6%		935,825
Customer F	4,912,362	6%		783,759
Total:	$23,109,124	27%	Total:	$3,177,564

As of December 31, 2009
Customers	Revenues			Accounts Receivable
Customer A	$20,103,933	29%		$2,144,925
Customer B	4,825,926	7%		887,619
Customer C	4,238,290	6%		1,309,762
Total:	$29,168,149	42%	Total:	$4,342,306

CHINA SHANDONG INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

20.	CONCENTRATIONS AND RISKS (CONT’D)

b.	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

21.	SEGMENTS

The Company determined that it do not operate in any material, separately reportable operating segments as of December 31, 2010 and 2009.

22.	SUBSEQUENT EVENTS

On July 1, 2010, the Company agreed to issue 1,668 shares per quarter, to two independent directors as compensations pursuant to Offer Letters. The fair value of the shares was $11,550 per quarter determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $6.93. The 1,668 shares were issued on January 18, 2011 for the compensation in the fourth quarter of 2010.