Form 10-Q
period 2011-03-31
China Shandong Industries, Inc.
filed 2011-05-12
CIK 1417192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 333-147666

CHINA SHANDONG INDUSTRIES INC.
(Name of registrant as specified in its charter)

Delaware	20-8545693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 2888 Qinghe Road, Development Zone Cao County
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

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐ (Do not check if smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No☒

There were 43,058,485 shares of common stock issued and outstanding as of May 11, 2011.

ITEM 1.	FINANCIAL STATEMENTS

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

Index to Unaudited Consolidated Financial Statements

Pages

Unaudited Consolidated Balance Sheets	3

Unaudited Consolidated Statements of Income and Comprehensive Income	4

Unaudited Consolidated Statements of Cash Flows	5

Notes to Unaudited Consolidated Financial Statements	6 – 16

China Shandong Industries, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,921,583	$2,863,692
Cash and cash equivalents	152,809	-
Trade accounts receivable	13,393,519	11,037,212
Inventories	14,759,465	14,758,721
Prepaid expenses	4,230,357	2,759,060
Other receivables	292,500	298,570
TOTAL CURRENT ASSETS	36,750,233	31,717,255

FIXED ASSETS
Property, plant, and equipment	24,776,059	23,651,008
Accumulated depreciation	(3,860,005)	(3,465,278)
NET FIXED ASSETS	20,916,054	20,185,730

OTHER ASSETS
Land occupancy rights, net	883,489	71,541
Construction in progress	10,630,565	10,413,961
TOTAL OTHER ASSETS	11,514,054	10,485,502

TOTAL ASSETS	$69,180,341	$62,388,487

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings	$9,932,611	$9,361,741
Accounts payable	435,754	452,285
Other payables and accrued liabilities	540,762	584,447
Deposits received in advance	118,411	118,516
Compensation payable	172,550	172,550
Taxes payable	1,088,562	417,936
TOTAL CURRENT LIABILITIES	12,288,650	11,107,475

TOTAL LIABILITIES	12,288,650	11,107,475

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, 5,000,000 authorized, none issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)		—
Common stock ($.0001 par value, 100,000,000 authorized, 43,058,485 and 43,050,075 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)	4,306	4,305
Additional paid in capital	8,254,496	8,242,947
Statutory and discretionary surplus reserve	3,608,243	3,608,243
Accumulated other comprehensive income (loss)	2,236,437	1,879,135
Retained earnings	42,788,209	37,546,382
TOTAL STOCKHOLDERS' EQUITY	56,891,691	51,281,012

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,180,341	$62,388,487

See accompanying notes to these consolidated financial statements

China Shandong Industries, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
'For the three months ended March 31, 2011 and 2010

	For the three months ended
	March 31, 2011	March 31, 2010

Revenues
Sales	$33,553,916	$19,406,737
Cost of goods sold (exclusive of depreciation and amortization)	25,044,268	13,483,442

Operating expenses
Selling and marketing	379,903	237,577
Research and development expenses	233,407	251,136
General and administrative	899,354	581,263
Professional and consulting fee	11,550	—
Total Operating Expenses	1,524,214	1,069,977

Income from operations	6,985,434	4,853,318

Other income (expenses)
Finance income (expenses)	(225,904)	(247,095)
Non-operating income (expenses)	235,089	93,318
Total other income (expenses)	9,185	(153,777)

Income before income taxes	6,994,619	4,699,541

Income taxes - current	1,752,792	512,960
Income taxes - deferred		670,006

Net income	$5,241,827	$3,516,574

Other comprehensive income
Foreign currency translation adjustment	357,302	294,579

Comprehensive income	$5,599,129	$3,811,153

Earnings per common share
Basic	$0.12	$0.08

Fully diluted	$0.12	$0.08

Weighted average common shares outstanding
Basic	43,056,840	42,875,000

Fully diluted	44,056,765	43,375,000

See accompanying notes to these financial statements and auditors' report

China Shandong Industries, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2011 and 2010

	For the three months ended
	March 31, 2011	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	5,241,827	3,516,574
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	354,510	200,216
Amortization	5,454	1,323
Warrants granted for services, non-cash		—
Stock based compensation, non-cash	11,550	—
Changes in operating assets and liabilities:
Trade accounts receivable	(2,211,854)	(952,910)
Prepaid expense	(1,430,470)	379,367
Inventories	175,577	(694,269)
Other receivables	9,605	128,844
Accounts payable	(21,317)	358,243
Taxes payable	662,048	103,498
Deferred tax liabilities	—	(7,903)
Other payables and accrued liabilities	(50,406)	122,188
Deposits received in advance	(1,520)	3,398
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,745,004	3,158,570

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(1,939,929)	(180,232)
Additions to construction in progress	(91,034)	(1,567,556)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,030,963)	(1,747,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term borrowings	7,599,629	—
Principal repayments of short term borrowings	(7,143,652)	(146,479)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	455,978	(146,479)

Foreign currency adjustment	40,681	5,134

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,210,700	1,269,436

CASH AND CASH EQUIVALENTS:
Beginning of period	2,863,692	2,185,839

End of period	$4,074,392	$3,455,275

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$146,346	$247,096
Taxes	$2,060,631	$982,542

See accompanying notes to these financial statements and auditors' report

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2010 and 2009 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2010.

2.	ORGANIZATION AND BUSINESS BACKGROUND
China Shandong Industries Inc. (the “Company”) was incorporated on February 13, 2007 under the laws of the State of Delaware as “Mobile Presence Technologies, Inc”. On December 3, 2009, the Company changed its name to China Shandong Industries Inc.

On October 22, 2009, the Company entered into a Stock Exchange and Reorganization Agreement (the “Agreement”), with Tianwei International Development Corporation, an Oregon Corporation (“TIDC”), CAOPU Enterprise Limited, a company organized under the laws of the British Virgin Islands (“Caopu”), London Financial Group Ltd., a company organized under the laws of the British Virgin Islands (“LFG”), Phoebus Vision Investment Developing Group, Ltd., a company organized under the laws of the British Virgin Islands (“Phoebus”) and Timothy Lightman (“TL”), pursuant to which the Company acquired all of the issued and outstanding capital stock of TIDC owned by each of CAOPU, LFG and Phoebus in exchange for an issuance by the Company of an aggregate of 38,587,500 shares of its common stock, par value of $0.0001 per share (the “Common Stock”) to Caopu, LFG and Phoebus. The shares of Common Stock were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

In addition, TL, the owner of 24,375,000 shares of Common Stock (“TL’s MBPI Shares”), representing approximately 93% of the 26,162,500 then issued and outstanding shares of the Common Stock, delivered a stock certificate or stock certificates representing 21,875,000 of TL’s MBPI Shares to the Company for cancellation.

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

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

The transaction was effectively completed on November 6, 2009, which has been accounted for as a reverse acquisition and recapitalization of the Company, through a wholly-owned subsidiary, TIDC, whereby TIDC is deemed to be the ultimate accounting acquirer (legal acquiree) and the Company to be the ultimate accounting acquiree (legal acquirer). The Company is deemed to be a continuation of the business of TIDC, through its wholly-owned subsidiary, Shandong Caopu Arts & Crafts Co., Ltd. (“SCAC”), a PRC-based company incorporated on August 15, 2000 under the laws of the PRC. Accordingly, the accompanying consolidated financial statements include the following:

1.	the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost; and

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

The Company’s products are sold in various countries and places, including the PRC, the United States, Germany, the United Kingdom, Spain, Holland, Italy, Sweden, Japan, Canada, Denmark, Hong Kong and Taiwan.

The Company’s business model is as an original equipment manufacturer (OEM) for North American and European manufacturers.

A majority of the Company’s sales were from exports. In order to adapt to the international market, the Company passed the ISO9001 international quality management system certification, ISO14001 environmental management system certification, OHSMS18001 Occupational Health and Safety Management System Certification, as well as the CE certification for access to the EU market.

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value rollforward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance was effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not impact the Company’s consolidated results of operations or financial position.

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

4.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable is comprised of the following amounts at the respective dates:

	As of
	3/31/2011	12/31/2010

Gross trade accounts receivable from customers	$13,798,707	$11,437,591
Allowance for doubtful customer accounts	(405,188)	(400,379)
	$13,393,519	$11,037,212

We did not recognize any bad debt expense during the three months ended March 31, 2011. The increase in allowance for doubtful accounts was due to foreign currency translation.

5.	INVENTORIES

Inventories are comprised of the following amounts at the respective dates:

	As of
	3/31/2011	12/31/2010

Raw materials	$3,191,160	$6,169,040
Work in process	8,644,056	3,935,392
Finished goods	2,924,249	4,654,289
	14,759,465	14,758,721
Provision for obsolete inventories	-0-	-0-
	$14,759,465	$14,758,721

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	3/31/2011	12/31/2010
Cost:
Buildings	$19,102,014	$17,998,450
Machinery, equipment and furniture	5,674,045	5,652,558
	24,776,059	23,651,008
Accumulated depreciation	(3,860,005)	(3,465,228)
Net	$20,916,054	$20,185,730

During the three months ended March 31, 2011 and 2010, depreciation expense was included in the following accounts on the accompanying consolidated income statements:

	Three Months ended
	3/31/2011	3/31/2010

General and administrative expenses	$354,510	$200,216
	$354,510	$200,216

7.	LAND OCCUPANCY RIGHTS
	As of
	3/31/2011	12/31/2010

Land occupancy rights	916,318	98,887
Less: Accumulated amortization	(32,829)	(27,346)
Land occupancy rights, net	$883,489	$71,541

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

During the three months ended March 31, 2011 and 2010, amortization expense was included in the following accounts on the accompanying consolidated income statements:

	Three Months ended
	3/31/2011	3/31/2010

General and administrative expenses	$5,454	$1,323
	$5,454	$1,323

8.	SHORT-TERM BORROWINGS

The Company’s outstanding principal balances on its short-term borrowings are payable as follows:

	As of
	3/31/2011	12/31/2010

Bank of China, 6.372% interest rates, due no later than January 17, 2012 (1)	3,056,188	1,056,971

Laishang Bank, 7.965% interest rate, due no later than April 29, 2011 (2)	2,292,141	2,264,937

Construction Bank of China (Cao County branch), 4.445% interest rate per annum, due no later than June 27, 2011 (3)	4,584,282	6,039,833
	$9,932,611	$9,361,741

(1)           The term of this loan agreement is from January 6, 2011 to January 17, 2012, with an interest rate of 6.372% per annum. The purpose of this loan is to purchase raw materials. Zhongshang Wealth Guarantee Co., Ltd is the guarantor for this loan and has assumed joint and several liability therefor. This loan is also secured by a cash deposit of approximately $152,809 (RMB 1,000,000).

(2)           Short term loan.  The term of this loan agreement is from April 30, 2010 to April 29, 2011, with an interest rate of 7.965% per annum. The loan is to be used for working capital to purchase raw materials, and we expect it to be repaid from our revenues. Shandong Cao County Shengfeng Food Co., Ltd is the guarantor for this loan and has assumed joint and several liability therefor. This loan is not collateralized.

(3)           Short term loan.  The term of this loan agreement is from January 28, 2011 to June 27, 2011, with an interest rate of 4.445% per annum. The loan is to be used for working capital, and we expect it to be repaid from our revenues. Heze JXY Food Limited is the guarantor for this loan and has assumed joint and several liability therefor. This loan is not collateralized.

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

9.	OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	3/31/2011	12/31/2010
Salary and staff welfare payable	$341,765	$299,821
Accrued expenses	49,000	45,082
Other payables	149,997	239,544
	$540,762	$584,447

Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

10.	REVERSE STOCK SPLIT
On December 22, 2010, the Board of Directors of the Company adopted a resolution approving a 1-for-1.5 reverse split (the “Reverse Split”) of the Company’s Common Stock. Accordingly, the Reverse Split combined the Company’s outstanding Common Stock on the basis of 1.5 outstanding shares being converted into 1 outstanding share. Each shareholder’s percentage ownership in the Company (and relative voting power) remained essentially unchanged as a result of the Reverse Split. All options, warrants, and any other similar instruments convertible into, or exchangeable or exercisable for, shares of Common Stock were proportionally adjusted. The Reverse Split was effective on January 18, 2011.

The consolidated stockholders’ equity and the earnings per share numbers in the consolidated financial statements have been restated per FASB 128 paragraph 134, as if the Reverse Split took effect at the beginning of the periods presented.  See Note 22 below.

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

The following table sets forth the breakdown of the Company’s cost of goods sold for the three months ended March 31, 2011 and 2010, respectively.

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

	Three Months Ended
	3/31/2011	3/31/2010
Direct Materials	$19,618,530	$10,564,836
Indirect Materials	3,903,197	2,181,754	*
Direct Labor	1,169,310	568,771	*
Inbound Freights	353,231	168,081
Cost of Goods Sold	$25,044,268	$13,483,442

* Certain amounts in the prior year have been reclassified to conform to current year information.

The depreciation and amortization expenses, shipping and handling expenses, inspection costs are excluded from cost of goods sold, the amount of which for the three months ended March 31, 2011 and 2010, respectively, are set forth in the following table.

	Three Months Ended
	3/31/2011	3/31/2010
Depreciation expenses	$354,510	$200,216
Amortizations	5,454	1,323
Shipping and handling expenses	133,228	194,071
Inspection costs	26,722	21,027

These excluded expenses are included under Selling, General and Administrative expenses in the accompanying consolidated financial statements.

13.	SELLING AND MARKETING EXPENSES
Selling and marketing expenses were $379,903 and $237,577 for the three months ended March 31, 2011 and 2010, respectively, including $133,228 and $194,071 in shipping and handling expenses for the periods, respectively. Selling and marketing expenses mainly consist of advertising, shipping and handling costs, exhibition expenses, inspection costs, and the other costs of our distribution network which are expensed as incurred during the selling activities.

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

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

Income taxes in the accompanying consolidated statements of income for the reporting periods represent provision for EIT for the Company’s continuing operations in the PRC.

	Three Months Ended
	3/31/2011	3/31/2010
EIT rate in effect for the year	25%	25%
Profits before income tax	$6,994,619	$4,699,541
Income tax expenses	$1,752,792	$1,182,966

The effective income taxes differ from the above PRC statutory EIT rates as follows:

	Three Months Ended
	3/31/2011	3/31/2010

Provision for income taxes at statutory EIT rate	$1,748,655	$1,174,884
Non-deductible items for tax purposes	4,137	8,082
Income taxes	$1,752,792	$1,182,966

Income tax expense is summarized as follows:

	Three Months Ended
	3/31/2011	3/31/2010

Current	$1,752,792	$512,960
Deferred change	-	670,006
Income tax expense	$1,752,792	$1,182,966

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

Current portion:

	Three Months Ended
	3/31/2011	3/31/2010

Sales cut-off	$-	$(670,006)
Total deferred tax liabilities	$-	$(670,006)
Net deferred tax liabilities	$-	$(670,006)

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

15.	STOCK BASED COMPENSATION
On July 1, 2010, the Company agreed to issue 8,340 shares of its Common Stock per quarter to two of its independent directors as compensation pursuant to offer letters. The fair value of the shares was $11,550 per quarter determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $1.38. An aggregate of 8,340 shares were issued on January 18, 2011.

16.	DEFINED CONTRIBUTION PLAN
The Company has a defined contribution plan for all of its qualified employees in the PRC. The employer and the employees are each required to make contributions to the plan at the rates specified in the plan. The obligation of the Company with respect to retirement is to make the required contributions under the plan. No forfeited contributions are available to reduce the contribution payable in the future years. The contributions under the defined contribution plan were charged to expense in the accompanying consolidated statements of income. The Company contributed $0 for both three-month periods ended March 31, 2011 and 2010, respectively.

17.	CONTINGENCIES
The Company had no contingencies existing as of March 31, 2011 and December 31, 2010.

18.	RELATED PARTY TRANSACTIONS
The Company had no material transactions carried out with its related parties during the three-month periods ended March 31, 2011 and 2010.

19.	INCOME PER SHARE
The basic earnings per share were calculated using the net income and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the recapitalization of the Company in the Exchange, the forward stock split and the reverse stock splits.

The fully diluted earnings per share were calculated using the net income and the weighted average number of shares outstanding on the fully diluted basis during the reporting periods. The denominator for fully diluted earnings per share calculation includes 500,000 warrants granted for services rendered during the fourth quarter of 2009. All share and per share data have been adjusted to reflect the recapitalization of the Company in the Exchange, the forward stock split and the reverse stock splits.

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

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

In addition, the Company is subject to risks common to companies in the OEM industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Major customers
For the three months ended March 31, 2011 and 2010, 100% of the Company’s assets were located in the PRC, and certain customers accounted for greater than 5% in revenues.

The following tables set forth our top three customers individually comprising 27% and 29% of net revenue for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011

Customers	Revenues			Accounts Receivable
Customer A	$4,561,415	14%		$1,786,135
Customer B	2,267,300	7%		792,310
Customer C	1,868,833	6%		444,566
Total:	$8,697,548	27%	Total:	$3,023,011

As of March 31, 2010

Customers	Revenues			Accounts Receivable
Customer A	$2,563,964	13%		$926,815
Customer D	1,806,429	9%		688,297
Customer B	1,262,558	7%		471,205
Total:	$5,632,951	29%	Total:	$2,086,316

Credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

21.	SEGMENTS
The Company determined that it does not operate in any material, separately reportable operating segments as of March 31, 2011 and December 31, 2010, respectively.

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

22.	SUBSEQUENT EVENTS
On March 24, 2011, the majority shareholders of the Company approved a forward split of common stock of the Company by a ratio of 5 for 1 (the “Forward Split”).  The Company filed a certificate of amendment to its certificate of incorporation effectuating the Forward Split on March 25, 2011.  All options, warrants, and any other similar instruments convertible into, or exchangeable or exercisable for, shares of Common Stock were proportionally adjusted. The Forward Split became effective on April 12, 2011.

The consolidated statement of stockholders’ equity and the earnings per share numbers in the consolidated financial statements have been restated per FASB 128 paragraph 134, as if the Forward Split took effect at the beginning of the periods presented.  See Note 10 above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Unless otherwise expressly provided herein, all share and per share numbers set forth herein relating to our common stock reflect (a) a 15 for 1 forward stock split that became effective on December 3, 2009, (b) a 1 for 2 reverse stock split that became effective on August 3, 2010, (c) a 1 for 1.5 reverse stock split that became effective on January 18, 2011, and (d) a 5 for 1 forward stock split that became effective on April 12, 2011.

General
We are engaged in the business of manufacturing and marketing wood furniture, straw and wicker products, and wood handicraft products. Our wood furniture products include items such as coffee tables, cabinets, bed frames and stools. Our straw and wicker products include items such as wicker baskets, bottle holders and planters. Our wood handicraft products include items such as decorative boxes, wood baskets and various storage cabinets.

We produce over 20,000 different products which are sold in more than thirty countries and places, including the PRC, the United States, Germany, the United Kingdom, Spain, Holland, Italy, Sweden, Japan, Canada, Denmark, Hong Kong and Taiwan. Our products are sold through well known retailers such as Trade Point A/S Direct Container, Zara-Home, Habitat UK Ltd., ABM Group Inc., and Fuji Boeki Co. Ltd. We believe that our products are competitively priced and of high quality.

Our operations are conducted in the PRC through our subsidiary, Shandong. For the three months ended March 31, 2011, we generated sales and net income of $33,553,916 and $5,241,827, respectively; for the 2010 fiscal year, we generated sales and net income of $83,934,050 and $14,157,889, respectively; and for the 2009 fiscal year, we generated sales and net income of $69,435,044 and $12,021,155, respectively.

For the three months ended March 31, 2011, sales of our wood furniture products, straw-wicker products and handicraft products accounted for approximately $19.5 million, $13.0 million and $1.1 million, respectively, or 58.0%, 38.7% and 3.3% of our revenues; for the 2010 fiscal year, sales of our wood furniture products, straw-wicker products and handicraft products accounted for approximately $47.1 million, $35.4 million and $1.5 million, respectively, or 56.1%, 42.2% and 1.7% of our revenues; and for the 2009 fiscal year, approximately $37.1 million, $31.2 million and $1.1 million, respectively.

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

Revenue recognition
Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the customers, the selling price is fixed or determinable, and collection is reasonable assured. We generally record revenues when shipments clear the Chinese customs department. We offer varying payment terms for our customers and are generally responsible for paying the delivery cost of its products.

Accounts Receivable
Most of our sales were conducted on pre-payment or COD basis. However, during the normal course of business, we extend to some of our customers interest-free, unsecured credit for a term of 90 days depending on a customer’s credit history, as well as local market practices. We review our accounts receivables quarterly and determine the amount of allowances, if any, necessary for doubtful accounts. Historically, we have not had any material bad debt write-offs; however, we provide an arbitrary reserve amount for possible bad debts up to 5% of the accounts receivable balances per year. We review our accounts receivable balances to determine whether specific reserves are required due to such issues as disputed balances with distributors, declines in distributors’ credit worthiness, or unpaid balances exceeding agreed-upon terms. Based upon the results of these reviews, we determine whether a specific provision should be made to provide a reserve for possible bad debt write-offs. We determined that no additional bad debt write offs were necessary or required during the quarter ended March 31, 2011.

As of March 31, 2011, we had outstanding gross accounts receivables of $13,798,707 and allowance for bad debts of $405,188. We believe that these outstanding amounts will be collected pursuant to the terms and conditions within the period agreed with our customers. During the reported periods, neither material problems relating to distributor payments nor specific additional bad debt write-offs occurred. In terms of our liquidity, we reflect the extended interest-free unsecured credit in our cash flows for the reported periods. Therefore, we anticipate no changes from past cash flow patterns.

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

As of March 31, 2011, we had an inventory balance of $14,759,465.

Recently Issued Accounting Standards

Fair Value Measurements and Disclosures
In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value rollforward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance became effective for our company beginning with our fiscal year ended December 31, 2010. The adoption of this guidance did not impact our consolidated results of operations, financial position or cash flows.

Variable Interest Entities (VIEs)
In June 2009, the FASB issued authoritative guidance changing the approach to determine a VIE’s primary beneficiary and requiring ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. This guidance also requires additional disclosures about a company’s involvement with VIEs and any significant changes in risk exposure due to that involvement. This guidance was adopted January 1, 2010, and did not have an impact on our consolidated results of operations, financial position or cash flows.

Results of Operations
The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

All amounts in U.S. dollars, except for the percentages)

	Three months ended March 31, 2011		Three months ended March 31, 2010
Statements of Operations	USD	% of Revenue	USD	% of Revenue

Revenues	$33,553,916		$19,406,737

Cost of Sales (exclusive of depreciation)	$(25,044,268)	74.6%	$(13,483,442)	69.5%

Operating expenses	$1,524,214	4.5%	$1,069,977	5.5%

Income from operations	$6,985,434	20.8%	$4,853,318	25.0%

Other expense	$9,185	*	$(153,777)	0.8%

Income before income taxes	$6,994,619	20.8%	$4,699,541	24.2%

Net income	$5,241,827	15.6%	$3,516,574	18.1%

* less than 0.1%

Comparison of the three months ended March 31, 2011 and 2010

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

Our revenues for the three months ended March 31, 2011 were $33,553,916, an increase of $14,147,179, or 72.9%, from $19,406,737 for the comparable period in 2010. During the first quarter of 2011, our main products, wood furniture, straw-wicker products and handicraft products, generated sales of approximately $19.5 million, $13.0 million and $1.1 million, respectively, or 58.0%, 38.7% and 3.3% of our revenues. For the three months ended March 31, 2010, we generated sales of approximately $10.9 million, $7.6 million, and $0.9 million from the sales of wood furniture, straw-wicker, and handicraft products, respectively, or approximately 56.2%, 39.2% and 4.6% of our total revenues.

The increase in our revenues during the first quarter of 2011 compared to the same period in 2010 was primarily attributable to increased orders from our existing customers as a result of the addition of newly-developed products to our production lines. Simultaneously, we were able to continue to obtain new customers, orders from which were already on an upward trajectory, which also contributed to the increase in sales.

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

Cost of goods sold for the three months ended March 31, 2011 was approximately $25,044,268, an increase of approximately $11,560,826, or approximately 85.7%, from approximately $13,483,442 for the comparable period in 2010. This increase was primarily caused by the increased costs of raw materials and labor, which increase was the result of our greater use of raw materials based on the increase in our orders.

Selling and marketing expenses
Generally, our selling and marketing expenses mainly consist of advertising, shipping and handling costs, exhibition expenses, inspection costs, and the other costs of our distribution network which are expensed as incurred during the selling activities. The expenses incurred by us to market and show our products internationally at trade shows or similar industry exhibitions are examples of our selling and marketing expenses. Such expenses include the expenses to set up exhibition booths for our products, transportation costs to bring our products and representatives to the trade shows and exhibitions, and similar related costs and expenses. All the freight costs of shipping our products internationally to our retailers and wholesalers are borne by such retailers and wholesalers and are not included herein.

Our selling and marketing expenses were $379,903 and $237,577 for the three months ended March 31, 2011 and 2010, respectively, including $133,228 and $194,071 in shipping and handling expenses for the respective periods. The increase in our selling and marketing expenses by approximately $142,326 or 59.9% for the three months ended March 31, 2011, compared to the comparable period in 2010, resulted from the increase in transportation fees, port incidental charges and trade inspection fees resulting from our increased sales.

General and administrative expenses
Our general and administrative expenses are principally comprised of 3 items including salaries of our employees not involved in the actual manufacturing of our products, such as our executive officers and internal accounting and book keeping personnel; depreciation of our fixed assets such as our manufacturing facilities, offices and warehouses as well as certain expenses such as amortization of land use rights granted to us by the PRC government agencies and insurance payments paid by us to the PRC government to cover such items as disability, retirement and medical benefits for our employees.

Our general and administrative expenses for the three months ended March 31, 2011 were $899,354, representing an increase of approximately $318,091 or 54.7%, compared to approximately $581,263 for the comparable period in 2010. Such increases in expenses resulted from an increase in depreciation expenses. We purchased machinery and equipment of approximately $400,000, and finished the building construction of approximately $12,000,000 at the end of 2010, the deprecation of which started since the first quarter of 2011. In addition, our office expenses and traveling expenses increased compared to the same period in 2010 due to the increasing workload from increasing orders.

Research and Development
Our research and development expenditures totaled approximately $233,407 and $251,136 for the three months ended March 31, 2011 and 2010, respectively, increasing by approximately $17,729 or 7.1%. The increase was due to our growing investment in research and development of new products, including our proposed new furniture production line. We expect our research and development expenditures to continue to increase as a result of further diversification of our product lines in the future.

Professional and consulting expenses
During the three months ended March 31, 2011, we incurred professional and consulting fees of $11,550, representing non-cash payments from the issuance of shares of our common stock.

We provided two of our three independent directors an offer letter, dated July 1, 2010, pursuant to which we agreed to issue each such independent director 4,170 shares of our common stock per quarter, or 8,340 shares in the aggregate, as compensation for their service as such. The fair value of the shares was $11,550 per quarter determined using the fair value of our common stock on the grant date, at a market quoted price of $1.38.  We issued each such director 4,170 shares of our common stock on each of October 29, 2010 and January 18, 2011.

Interest expense
Our interest expenses were approximately $225,904 for the three months ended March 31, 2011, decreased by approximately $21,191 or 8.6%, compared to approximately $247,095 in the comparable period in 2010. The decrease in interest expenses during the first quarter of 2011was attributable to a decrease in the rate of interest payable, the range of which was from 4.445% to 7.965%. Comparatively, the range of interest rates during the comparable period in 2010 was from 5.346% to 9.558%.

Income Tax Expense
Income tax expense for the three months ended March 31, 2011 and 2010 was approximately $1,752,792 and $1,182,966, respectively. The increase in the first quarter of 2011 by approximately $569,826 or 48.2%, compared to the first quarter of 2010, was primarily attributable to the increase in taxable profits as a result of significant increase in sales revenues. Our income taxes are based on a statutory 25% effective tax rate in both periods.

There was no deferred income tax for the three months ended March 31, 2011. Comparatively, we had deferred taxes of $670,006 in the first quarter of 2010 due to a temporary difference between book income and taxable income attributable to goods in transit at the end of the period.

Net income
Net income for the three months ended March 31, 2011 was approximately $5,241,827, an increase of approximately $1,725,253 or 49.1%, compared to net income of approximately $3,516,574 for the three months ended March 31, 2010.

Liquidity and Capital Resources
The following table sets forth a summary of our net cash flow information for the periods indicated:

(All amounts in U.S. dollars)

	For the three months
	Ended March 31,
	2011*	2010*
	(Consolidated, unaudited)	(Consolidated, unaudited)

Net cash provided by/(used in) operating activities	$2,745,004	$3,158,570

Net cash (used in)/provided by investing activities	$(2,030,963)	$(1,747,788)

Net cash (used in)/provided by financing activities	$455,978	$(146,479)

Effect of Foreign currency translation	$40,681	$5,134

Net increase (decrease) in cash and equivalents	$1,210,700	$1,269,436

Cash and cash equivalents, beginning of period	$2,863,692	$2,185,839

Cash and cash equivalents, end of period	$4,074,392	$3,455,275

* The above financial data have been derived from our unaudited consolidated financial statements for the three months ended March 31, 2011 and 2010.

Operating Activities
Net cash provided by operating activities was approximately $2,745,004 and $3,158,570 for the three months ended March 31, 2011 and 2010, respectively. Positive cash flows during the three months ended March 31, 2011 were due primarily to net income of $5,241,827, plus the decrease in inventories in the amount of $175,577, the increase in taxes payable by $662,048, partially offset by the increase in trade accounts receivable and prepaid expense by $2,211,854 and $1,430,470, respectively. Positive cash flows during the three months ended March 31, 2010 were due primarily to net income of $3,516,574, the decrease in prepaid expense and other receivable by $379,367 and $128,844, respectively, plus the increase in accounts payable by $358,243, partially offset by the increase in accounts receivable and inventories by $952,910 and $694,269, respectively.

Investing Activities
Cash used in investing activities mainly consists of capital expenditures, purchase of property, plant, and equipment, and additions to construction in progress.

Net cash used in investing activities was approximately $2,030,963 and $1,747,788 for the three months ended March 31, 2011 and 2010, respectively. Negative cash flows during the first quarter of 2011 were primarily attributable to the spending in reconstruction, renewal and expansion of our old workshop buildings and facilities. We incurred $1,939,929 in purchase of property, plant and equipment during the three months ended March 31, 2011, compared to the purchase of property, plant and equipment in the amount of $180,232 during the comparable period in 2010. We also had $91,034 incurred in construction in progress in the three months ended March 31, 2011, compared to $1,567,556 in such expenditures during the comparable period in 2010.

Financing Activities
Net cash provided by financing activities was $455,978 for the three months ended March 31, 2011, representing the net between proceeds from short-term borrowings in an amount of $7,599,629, and repayments of $7,143,652. Comparably, we had cash flows of $146,479 used in financial activities during the first quarter of 2010 due primarily to the repayments to the short-term borrowings.

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

Loan Facilities
We believe that we currently maintain a good business relationship with the banks that have extended loans to us. As of March 31, 2011, our outstanding bank loans that were classified as short term borrowings on the accompanying consolidated balance sheet were as follows:

(All Amounts in U.S. Dollars)

Name	Amount	Maturity Date
Bank of China, Cao County Branch(1)	$3,056,188	1/17/2012
Laishang Bank (A/K/A Commercial Bank (Heze Branch)(2)	$2,292,141	4/29/2011
Construction Bank of China, Cao County Branch(3)	$4,584,282	6/27/2011
Total	$9,932,611

(1)           Short term loan.  The term of this loan agreement is from January 6, 2011 to January 17, 2012, with an interest rate of 6.372% per annum. The purpose of this loan is to purchase raw materials. Zhongshang Wealth Guarantee Co., Ltd is the guarantor for this loan and has assumed joint and several liability therefor.

(2)           Short term loan.  The term of this loan agreement is from April 30, 2010 to April 29, 2011, with an interest rate of 7.965% per annum. The loan is to be used for working capital to purchase raw materials, and we expect it to be repaid from our revenues. Shandong Cao County Shengfeng Food Co., Ltd is the guarantor for this loan and has assumed joint and several liability therefor.

(3)           Short term loan.  The term of this loan agreement is from January 28, 2011 to June 27, 2011, with an interest rate of 4.445% per annum. The loan is to be used for working capital, and we expect it to be repaid from our revenues. Heze JXY Food Limited is the guarantor for this loan and has assumed joint and several liability therefor.

We anticipate rollovers of all current facilities coming due in the 2011 fiscal year and do not foresee a squeeze on the availability of credit to fund our operations or to meet our growth objectives.

Capital Expenditures
We believe that substantially all of our capital expenditures going forward will be related to our furniture business as we diversify our product base, build component manufacturing facilities and renovate our existing manufacturing facilities.

We believe that our existing cash, cash equivalents and cash flows from operations and our credit lines will be sufficient to meet our anticipated cash needs over the next 12 months, including, but not limited to, building our first new production line to manufacture wooden furniture that we believe would enable us to fulfill a great percentage of our overseas demands. We will, however, require substantial additional cash resources to implement the balance of our growth strategy discussed immediately below, including any acquisitions we may decide to pursue.

We intend to use a part of the net proceeds of any financing that we may in the future be able to raise, if any, to construct a new production facility, which we expect will produce higher grade furniture. We estimate the total cost of such production to be approximately $20 million, including but not limited to (i) $5.3 million to construct a 40,000 square meter production line, (ii) $6.7 million to purchase new equipment to be used in the production line, and (iii) $8.0 million to purchase raw materials and other materials used in the manufacturing of products the new production line will produce.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

As of March 31, 2011, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA SHANDONG INDUSTRIES INC.

May 12, 2011	By:	/s/ Jinliang Li
Jinliang Li, Chief Executive Officer
(Principal Executive Officer)

May 12, 2011	By :	/s/ Yuhong Lei
Yuhong Lei, CFO
(Principal Accounting and Financial Officer)