Form 10-Q
period 2011-06-30
China Shandong Industries, Inc.
filed 2011-08-15
CIK 1417192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

There were 43,066,819 shares of common stock issued and outstanding as of August 1, 2011.

ITEM 1.                      FINANCIAL STATEMENTS

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2011

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011

Index to Unaudited Consolidated Financial Statements

Pages

Unaudited Consolidated Balance Sheets	F-1

Unaudited Consolidated Statements of Income and Comprehensive Income	F-2

Unaudited Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 – F-13

China Shandong Industries, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,654,456	$2,863,692
Cash and cash equivalents - restricted	77,362	-
Trade accounts receivable	13,746,100	11,037,212
Inventories	18,294,986	14,758,721
Prepaid expenses	4,342,189	2,759,060
Other receivables	26,478	298,570
TOTAL CURRENT ASSETS	43,141,570	31,717,255

FIXED ASSETS
Property, plant, and equipment	24,860,767	23,651,008
Accumulated depreciation	(4,197,622)	(3,465,278)
NET FIXED ASSETS	20,663,145	20,185,730

OTHER ASSETS
Land occupancy rights, net	877,869	71,541
Construction in progress	11,830,735	10,413,961
TOTAL OTHER ASSETS	12,708,604	10,485,502

TOTAL ASSETS	$76,513,320	$62,388,487

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings	$10,830,716	$9,361,741
Accounts payable	442,273	452,285
Other payables and accrued liabilities	847,214	584,447
Deposits received in advance	130,990	118,516
Compensation payable	172,550	172,550
Taxes payable	934,339	417,936
TOTAL CURRENT LIABILITIES	13,358,082	11,107,475

TOTAL LIABILITIES	13,358,082	11,107,475

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, 5,000,000 authorized, none issued and outstanding as of June 30, 2011 and December 31, 2010, respectively)	-	-
Common stock ($.0001 par value, 100,000,000 authorized, 43,066,819 and 43,050,075 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively)	4,307	4,305
Additional paid in capital	8,266,045	8,242,947
Statutory and discretionary surplus reserve	3,608,243	3,608,243
Accumulated other comprehensive income (loss)	2,769,792	1,879,135
Retained earnings	48,506,851	37,546,382
TOTAL STOCKHOLDERS' EQUITY	63,155,238	51,281,012

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$76,513,320	$62,388,487

See accompanying notes to these financial statements

China Shandong Industries, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income and Comprehensive Income
For the Three and Six Months ended June 30, 2011 and 2010

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues
Sales	$33,607,455	$20,028,416	$67,161,371	$39,435,153
Cost of goods sold (exclusive of depreciation and amortization)	23,742,482	14,942,176	48,786,750	28,743,577

Operating expenses
Selling and marketing	231,515	155,460	414,306	393,037
Research and Development expenses	489,300	138,584	722,707	389,720
General and administrative	867,246	344,870	1,761,600	608,175
Professional and consulting fee	42,702	334,702	256,364	334,702
Total Operating Expenses	1,630,762	973,616	3,154,976	1,725,634

Income from operations	8,234,210	4,112,624	15,219,644	8,965,943

Other income (expenses)
Finance income (expenses)	(543,552)	(344,653)	(769,456)	(591,748)
Other income	-	2,898	-	2,898
Non-operating income (expenses)	12,059	11,799	247,148	105,117
Total other income (expense)	(531,493)	(329,956)	(522,308)	(483,733)

Income before income taxes	7,702,717	3,782,668	14,697,336	8,482,210

Income taxes - current	1,984,076	1,021,261	3,736,868	2,204,228

Net income	$5,718,642	$2,761,407	$10,960,469	$6,277,982

Other comprehensive income
Foreign currency translation adjustment	533,355	156,697	890,657	451,276

Comprehensive income	$6,251,997	$2,918,104	$11,851,126	$6,729,259

Earnings per common share
Basic	$0.13	$0.06	$0.25	$0.15

Fully diluted	$0.13	$0.06	$0.25	$0.14

Weighted average common shares outstanding
Basic	43,060,985	42,875,000	43,058,831	42,875,000

Fully diluted	44,060,840	43,875,000	44,058,756	43,625,000

See accompanying notes to these financial statements

China Shandong Industries, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010

	For the six months ended
	June 30, 2011	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,960,469	$6,277,982
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	750,723	404,134
Amortization	10,974	2,637
Warrants granted for services, non-cash	-	334,702
Stock based compensation, non-cash	23,100	-
Changes in operating assets and liabilities:
Trade accounts receivable	(2,408,049)	(972,625)
Prepaid expense	(1,497,408)	(327,563)
Inventories	(3,134,987)	(1,167,942)
Other receivables	276,220	(4,689)
Deposits	-	-
Accounts payable	(19,853)	54,380
Taxes payable	500,207	(786,757)
Deferred tax liabilities	-	-
Other payables and accrued liabilities	245,510	137,574
Deposits received in advance	9,436	5,016
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,716,342	3,956,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(2,035,787)	(748,618)
Additions to construction in progress	(1,146,148)	(1,913,032)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,181,935)	(2,661,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term borrowings	12,234,251	6,813,087
Principal repayments of short term borrowings	(11,010,826)	(4,615,317)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,223,425	2,197,770

Foreign currency adjustment	32,932	29,597

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,790,764	3,522,567

CASH AND CASH EQUIVALENTS:
Beginning of period	2,863,692	2,185,839

End of period	$6,654,456	$5,708,406

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$322,889	$448,136
Taxes	$3,085,554	$2,229,628

See accompanying notes to these financial statements

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011

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

On October 22, 2009, the Company entered into a Stock Exchange and Reorganization Agreement (the “Agreement”), with Tianwei International Development Corporation, an Oregon Corporation (“TIDC”), CAOPU Enterprise Limited, a company organized under the laws of the British Virgin Islands (“Caopu”), London Financial Group Ltd., a company organized under the laws of the British Virgin Islands (“LFG”), Phoebus Vision Investment Developing Group, Ltd., a company organized under the laws of the British Virgin Islands (“Phoebus”) and Timothy Lightman (“TL”), pursuant to which the Company acquired all of the issued and outstanding capital stock of TIDC owned by each of CAOPU, LFG and Phoebus in exchange for an issuance by the Company of an aggregate of 38,587,500 shares of its common stock, par value of $0.0001 per share (the “Common Stock”) to Caopu, LFG and Phoebus (the “Exchange”). The shares of Common Stock were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

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

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011

2.	ORGANIZATION AND BUSINESS BACKGROUND (CONT’D)

The Exchange was completed on November 6, 2009 and was accounted for as a reverse acquisition and recapitalization of the Company, through a wholly-owned subsidiary, TIDC, whereby TIDC is deemed to be the ultimate accounting acquirer (legal acquiree) and the Company to be the ultimate accounting acquiree (legal acquirer). The Company is deemed to be a continuation of the business of TIDC, through its wholly-owned subsidiary, Shandong Caopu Arts & Crafts Co., Ltd. (“SCAC”), a PRC-based company incorporated on August 15, 2000 under the laws of the PRC. Accordingly, the accompanying consolidated financial statements include the following:

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

The Company is located in the Development Zone Cao County, which is near the Beijing-Kowloon railway with the DeShang Highway to the East and Qinghe Road to the West. There are three production areas including sixteen production workshops and staff who work on willow products, craft and wooden furniture.

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

The Company’s business model is as an original equipment manufacturer (OEM) for Asian, North American and European manufacturers.

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

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONT’D)

Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the Financial Accounting Standards Board (“FASB”) amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2011. The adoption of this guidance did not impact the Company’s consolidated results of operations or financial position.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value roll forward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not impact the Company’s consolidated results of operations or financial position.

4.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable is comprised of the following amounts at the respective dates:
	As of
	6/30/2011	12/31/2010

Gross trade accounts receivable from customers	$14,156,366	$11,437,591
Allowance for doubtful customer accounts	(410,266)	(400,379)
	$13,746,100	$11,037,212

The Company did not recognize any bad debt expense during the three and six months ended June 30, 2011. The increase in allowance for doubtful accounts was due to foreign currency translation.

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011

5.	INVENTORIES

Inventories are comprised of the following amounts at the respective dates:
	As of
	6/30/2011	12/31/2010

Raw materials	$2,615,113	$6,169,040
Work in process	10,903,801	3,935,392
Finished goods	4,776,072	4,654,289
	18,294,986	14,758,721
Provision for obsolete inventories	-0-	-0-
	$18,294,986	$14,758,721

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:
	As of
	6/30/2011	12/31/2010
Cost:
Buildings	$19,102,014	$17,998,450
Machinery, equipment and furniture	5,758,753	5,652,558
	24,860,767	23,651,008
Accumulated depreciation	(4,197,622)	(3,465,278)
Net	$20,663,145	$20,185,730

During the three and six months ended June 30, 2011 and 2010, depreciation expense was included in the following accounts on the accompanying consolidated income statements:

	Three months ended		Six months ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010

General and administrative expenses	$396,213	$203,918	$750,723	$404,134
	$396,213	$203,918	$750,723	$404,134

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011

7.	LAND OCCUPANCY RIGHTS

	As of
	6/30/2011	12/31/2010

Land occupancy rights	916,318	98,887
Less: Accumulated amortization	(38,449)	(27,346)
Land occupancy rights, net	$877,869	$71,541

During the three and six months ended June 30, 2011 and 2010, amortization expense was included in the following accounts on the accompanying consolidated income statements:

	Three months ended		Six months ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010

General and administrative expenses	$5,520	$1,314	$10,974	$2,637
	$5,520	$1,314	$10,974	$2,637

8.	SHORT-TERM BORROWINGS

The Company’s outstanding principal balances on its short-term borrowings are payable as follows:
	As of
	6/30/2011	12/31/2010

Bank of China, 6.372% interest rate, due no later than January 17, 2012 (1)	3,094,490	1,056,971
Agricultural Bank of China (Cao County branch), 5.346% - 7.965% interest rate, due no later than April 29, 2012 (2)	7,736,226	-
Laishang Bank, 7.965% interest rate, due no later than April 29, 2011	-	2,264,937
Construction Bank of China (Cao County branch), 4.445% interest rate per annum, due no later than June 27, 2011	-	6,039,833
	$10,830,716	$9,361,741

(1)           The term of this loan agreement is from January 6, 2011 to January 17, 2012, with an interest rate of 6.372% per annum. The purpose of this loan is to purchase raw materials. Zhongshang Wealth Guarantee Co., Ltd is the guarantor for this loan and has assumed joint and several liability therefor. This loan is also secured by a cash deposit of approximately $77,362 (RMB 500,000).

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011

(2)           The short-term loans payable to Agricultural Bank of China include $3,094,490 due on July 28, 2011 with an interest rate of 5.346% per annum, and $4,641,736 due on April 29, 2012, with an interest rate of 7.965% per annum. The loans are used for working capital, and the Company expects them to be repaid from its revenues. Heze JXY Food Limited is the guarantor for both loans and has assumed joint and several liability therefor. The loans are not collateralized.

9.	OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	6/30/2011	12/31/2010
Salary and staff welfare payable	$665,021	$299,821
Accrued expenses	35,709	45,082
Other payables	146,484	239,544
	$847,214	$584,447

Staff welfare payable represents accrued staff medical/industrial injury claims, labor as well as unemployment insurance, all of which are third party insurance policies. The insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to the portion of the premiums that it contributes.

10.	STOCK SPLIT

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

The consolidated statement of stockholders’ equity and the earnings per share numbers in the consolidated financial statements have been restated per FASB 128 paragraph 134, as if the Reverse Split and Forward Split took effect at the beginning of the periods presented.

11.	STATUTORY AND DISCRETIONARY SURPLUS RESERVE

In accordance with the relevant laws and regulations of the PRC and the articles of association of Caopu, the Company is required to appropriate 10% and a certain other percentage of the net profit as reported in the Company’s PRC statutory consolidated financial statements to the statutory reserve fund and the discretionary surplus reserve fund, respectively, after offsetting prior year’s losses.

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011

When the balance of the statutory reserve fund reaches 50% of the registered capital, further appropriation becomes optional. Upon approval from the board of directors or members, the statutory reserve can be used to offset accumulated losses or to increase registered capital.

12.	COST OF GOODS SOLD (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION)

Cost of goods sold consists primarily of costs of raw materials and direct labor, and other costs directly attributable to the production of products. Write-down of inventories to the lower of cost or market is also recorded in cost of goods sold.

The following table sets forth the breakdown of the Company’s cost of goods sold for the three and six months ended June 30, 2011 and 2010, respectively.

	Three months ended		Six months ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010

Direct Materials	$16,784,497	$11,399,332	$36,403,027	$22,003,888
Indirect Materials	$6,495,245	$2,446,687	$10,398,442	$4,707,727
Direct Labor	$135,441	$896,678	$1,304,751	$1,648,229
Inbound Freights	$327,299	$199,479	$680,530	$383,733
Cost of Goods Sold	$23,742,482	$14,942,176	$48,786,750	$28,743,577

The depreciation and amortization expenses, shipping and handling expenses, inspection costs are excluded from cost of goods sold, the amount of which for the three and six months ended June 30, 2011 and 2010, respectively, are set forth in the following table.

	Three months ended		Six months ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010
Depreciation expenses	$396,213	$203,918	$750,723	$404,134
Amortizations	$5,520	$1,314	$10,974	$2,637
Shipping and handling expenses	$188,929	$73,218	$322,157	$267,289
Inspection costs	$33,920	$11,221	$60,642	$32,248

These excluded expenses are included under Selling, General and Administrative expenses in the accompanying financial statements.

13.	SELLING AND MARKETING EXPENSES

Selling and marketing expenses were $231,515 and $414,306 for the three and six months ended June 30, 2011, respectively, including $188,929 and $322,157 in shipping and handling expenses for three-month and six-month periods ended June 30, 2011, respectively. Selling and marketing expenses mainly consist of advertising, shipping and handling costs, exhibition expenses, inspection costs, and the other costs of the Company’s distribution network which are expensed as incurred during the selling activities.

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011

14.	INCOME TAXES

On March 16, 2007, the PRC’s legislative body, the National People’s Congress, adopted the unified EIT Law. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises. Thus, the Company is subject to corporate income tax at the statutory rate of 25% commencing in 2008.

Income taxes in the accompanying consolidated statements of income for the reporting periods represent provision for EIT for the Company’s continuing operations in the PRC.

The effective income taxes differ from the above PRC statutory EIT rates as follows:

	Three months ended		Six months ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010

EIT rate in effect for the year	25%	25%	25%	25%
Profits before income tax	7,702,717	3,782,668	14,697,336	8,482,210
Income tax	1,984,076	1,021,261	3,736,868	2,204,228

	Three months ended		Six months ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010

Provision for income taxes at statutory EIT rate	1,925,679	945,667	3,674,334	2,120,552
Non-deductible and other various items for tax purposes	58,397	75,594	62,534	83,676
Income taxes	1,984,076	1,021,261	3,736,868	2,204,228

The Company had no deferred tax liabilities as of June 30, 2011.

15.	STOCK BASED COMPENSATION

On July 1, 2010, the Company agreed to issue 8,340 shares of its Common Stock per quarter to two of its independent directors as compensation pursuant to offer letters. The fair value of the shares was $11,550 per quarter determined by the fair value of the Common Stock on the grant date, at a market quoted price of $1.38. The remaining 8,340 shares for the second quarter of 2011 have not been issued as of the date of this quarterly report.

16.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan for all of its qualified employees in the PRC. The employer and the employees are each required to make contributions to the plan at the rates specified in the plan. The obligation of the Company with respect to retirement is to make the required contributions under the plan. No forfeited contributions are available to reduce the contribution payable in the future years. The contributions under the defined contribution plan were charged to expense in the accompanying consolidated statements of income. The Company contributed $0 for both six-month periods ended June 30, 2011 and 2010, respectively.

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011

17.	CONTINGENCIES

The Company had no contingencies existing as of June 30, 2011 and December 31, 2010.

18.	RELATED PARTY TRANSACTIONS

The Company entered into no material transactions with any of its related parties during the three and six months ended June 30, 2011 and 2010, respectively.

19.	INCOME PER SHARE

The basic earnings per share were calculated using the net income and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the recapitalization of the Company in the Exchange, the forward stock split and the reverse stock splits.

The fully diluted earnings per share were calculated using the net income and the weighted average number of shares outstanding on the fully diluted basis during the reporting periods. The denominator for fully diluted earnings per share calculation includes 500,000 warrants granted for services rendered during the fourth quarter of 2009 and 500,000 warrants granted for services rendered during the second quarter of 2010. All share and per share data have been adjusted to reflect the recapitalization of the Company in the Exchange, the forward stock split and the reverse stock splits.

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

Major customers
For the six months ended June, 2011 and 2010, 100% of the Company’s assets were located in the PRC, and certain customers accounted for greater than 5% in revenues.

The following tables set forth the Company’s top three customers individually comprising 25% and 23% of net revenue for the six months ended June, 2011 and 2010, respectively.

For the six months ended June 30, 2011

Customers	Revenues			Accounts Receivable
Customer A	$9,456,309	14.08%		$1,355,541
Customer B	3,890,457	5.79%		1,411,431
Customer C	3,409,018	5.08%		211,331

Total:	$16,755,784	24.95%	Total:	$2,978,303

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011

For the six months ended June 30, 2010
Customers	Revenues			Accounts Receivable
Customer A	$4,713,226	11.95%		$1,426,282
Customer B	2,576,808	6.53%		881,536
Customer D	1,942,313	4.92%		1,492,081

Total:	$9,232,347	23.40%	Total:	$3,799,899

Credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

21.	SEGMENTS

The Company determined that it does not operate in any material, separately reportable operating segments as of June 30, 2011 and December 31, 2010, respectively.

22.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date and time its financial statements were issued on August 8, 2011. There were no subsequent events through August 8, 2011.

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

Our operations are conducted in the PRC through our subsidiary, Shandong. For the three and six months ended June 30, 2011, we generated sales of $33,607,455 and $67,161,371, respectively, and net income of $5,718,642 and $10,960,469, respectively; for the 2010 fiscal year, we generated sales and net income of $83,934,050 and $14,157,889, respectively; and for the 2009 fiscal year, we generated sales and net income of $69,435,044 and $12,021,155, respectively.

For the six months ended June 30, 2011, sales of our wood furniture products, straw-wicker products and handicraft products accounted for approximately $44.1 million, $20.7 million and $2.4 million, respectively, or 65.7%, 30.8% and 3.5% of our revenues; for the 2010 fiscal year, sales of our wood furniture products, straw-wicker products and handicraft products accounted for approximately $47.1 million, $35.4 million and $1.5 million, respectively, or 56.1%, 42.2% and 1.7% of our revenues; and for the 2009 fiscal year, approximately $37.1 million, $31.2 million and $1.1 million, respectively.

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

Accounts Receivable
Most of our sales were conducted on pre-payment or COD basis. However, during the normal course of business, we extend to some of our customers interest-free, unsecured credit for a term of 90 days depending on a customer’s credit history, as well as local market practices. We review our accounts receivables quarterly and determine the amount of allowances, if any, necessary for doubtful accounts. Historically, we have not had any material bad debt write-offs; however, we provide an arbitrary reserve amount for possible bad debts up to 5% of the accounts receivable balances per year. We review our accounts receivable balances to determine whether specific reserves are required due to such issues as disputed balances with distributors, declines in distributors’ credit worthiness, or unpaid balances exceeding agreed-upon terms. Based upon the results of these reviews, we determine whether a specific provision should be made to provide a reserve for possible bad debt write-offs. We determined that no additional bad debt write offs were necessary or required during the six months ended June 30, 2011.

As of June 30, 2011, we had outstanding gross accounts receivables of $14,156,366 and allowance for bad debts of $410,266. We believe that these outstanding amounts will be collected pursuant to the terms and conditions within the period agreed with our customers. During the reported periods, neither material problems relating to distributor payments nor specific additional bad debt write-offs occurred. In terms of our liquidity, we reflect the extended interest-free unsecured credit in our cash flows for the reported periods. Therefore, we anticipate no changes from past cash flow patterns.

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

As of June 30, 2011, we had an inventory balance of $ 18,294,986.

Recently Issued Accounting Standards

Credit Quality of Financing Receivables and the Allowance for Credit Losses
In July 2010, the Financial Accounting Standards Board (“FASB”) amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2011. The adoption of this guidance did not impact the Company’s consolidated results of operations or financial position.

Fair Value Measurements and Disclosures
In January 2010, the FASB issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value roll forward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for our company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not impact our consolidated results of operations or financial position.

Results of Operations
The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

(All amounts in U.S. dollars, except for the percentages)

	For the three months ended				For the six months ended
Statements of Operations	6/30/2011		6/30/2010		6/30/2011		6/30/2010
		%		%		%		%
Revenues	$33,607,455	-	$20,028,416	-	$67,161,371	-	$39,435,153	-
Cost of goods sold (exclusive of depreciation and amortization	23,742,482	70.6	14,942,176	74.6	48,786,750	72.6	28,743,577	72.9
Operating expenses	1,630,762	4.9	973,616	4.9	3,154,976	4.7	1,725,634	4.4
Income from operations	8,234,210	24.5	4,112,624	20.5	15,219,644	22.7	8,965,943	22.7
Other (expense)	(531,493)	1.6	(329,956)	1.6	(522,308)	0.8	(483,733)	1.2
Net income before income taxes	7,702,717	22.9	3,782,668	18.9	14,697,336	21.9	8,482,210	21.5
Net income	$5,718,642	17.0	$2,761,407	13.8	$10,960,469	16.3	$6,277,982	15.9

Comparison of the three and six months ended June 30, 2011 and 2010

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

Revenues for the three and six months ended June 30, 2011 were $33,607,455 and $67,161,371, respectively, representing increases of $13,579,039 (or 67.8%), and $27,726,218 (or 70.3%), compared to revenues of $20,028,416 and $39,435,153 for the comparable periods ended June 30, 2010. For the three months ended June 30, 2011, our main products, wood furniture, straw-wicker, and handicraft products, generated sales of approximately $24.6 million, $7.7 million and $1.3 million, respectively, or approximately 73.2%, 22.9% and 3.9% of our total revenues for the period. For the six months ended June 30, 2011, our main products, wood furniture, straw-wicker, and handicraft products, generated sales of approximately $44.1 million, $20.7 million and $2.4 million, respectively, or 65.7%, 30.8% and 3.5% of our revenues for the first half of 2011.

Sales of our wood furniture, straw-wicker and handicraft products generated revenues of approximately $11.6 million and $22.5 million, $8.1 million and $16.2 million, $0.4 million and $0.7 million, respectively, for the three and six months ended June 30, 2010, respectively.

The increase in our revenues during the three and six months ended June 30, 2011 compared to the comparable periods in 2010 was primarily attributable to increased orders from our existing customers as a result of the addition of newly-developed products to our production lines. Simultaneously, we were able to continue to obtain new customers, orders from which were already on an upward trajectory, which also contributed to the increase in sales.

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

Our cost of goods sold for the three months ended June 30, 2011 was approximately $23,742,482, an increase of $8,800,306, or approximately 58.9%, compared to approximately $14,942,176 for the comparable period in 2010.  Our cost of goods sold for the six months ended June 30, 2011 was approximately $48,786,750, an increase of $20,043,173, or approximately 69.7%, compared to approximately $28,743,577 for the comparable period in 2010.  This increase was primarily caused by the increased costs of raw materials and labor, which increase was the result of our greater use of raw materials based on the increase in our orders.

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

Our selling and marketing expenses were $231,515 and $414,306 for the three and six months ended June 30, 2011, respectively, including $188,929 and $322,157 in shipping and handling expenses for the three-month and six-month periods, respectively. Our selling and marketing expenses increased by approximately $76,055 (or 48.9%), and $21,269 (or 5.4%) for the three and six months ended June 30, 2011, respectively, from $155,460 and $393,037 for the comparable periods ended June 30, 2010, as a result of increases in transportation fees, port incidental charges and trade inspection fees resulting from our increased sales.

General and administrative expenses
Our general and administrative expenses are principally comprised of 3 items including salaries of our employees not involved in the actual manufacturing of our products, such as our executive officers and internal accounting and book-keeping personnel; depreciation of our fixed assets such as our manufacturing facilities, offices and warehouses as well as certain expenses such as amortization of land use rights granted to us by the PRC government agencies and insurance payments paid by us to the PRC government to cover such items as disability, retirement and medical benefits for our employees.

Our general and administrative expenses for the three and six months ended June 30, 2011 were approximately $867,246 and $1,761,600, respectively, increased by approximately $522,376 (or 151.5%), and by $1,153,425 (or 189.7%), compared to approximately $344,870 and $608,175 for the comparable periods in 2010. Such increases in expenses resulted from an increase in depreciation expenses. We purchased machinery and equipment of approximately $400,000, and finished the building construction of approximately $12,000,000 at the end of 2010, the deprecation of which started since the first quarter of 2011. In addition, our office expenses and traveling expenses increased compared to the comparable period in 2010 due to the increasing workload from increased orders.

Research and Development
Our research and development expenditures totaled approximately $489,300 and $722,707 for the three and six months ended June 30, 2011, respectively, representing increases by approximately $350,716 (or 253.1%), and by $332,987 (or 85.4%), compared to approximately $138,584 and $389,720 for the comparable periods ended June 30, 2010. The increase was due to our growing investment in research and development of new products, including our proposed new furniture production line. We expect our research and development expenditures to continue to increase as a result of further diversification of our product lines in the future.

Professional and consulting expenses
During the three and six months ended June 30, 2011, we incurred professional and consulting fees of $42,702 and $256,364, respectively, representing legal fees, audit fees and other professional fees attributable to maintaining our publicly-traded status in the United States. The amounts also included non-cash payments from the issuance of shares of our common stock.

We provided two of our three independent directors an offer letter, dated July 1, 2010, pursuant to which we agreed to issue each independent director 4,170 shares of our common stock per quarter, or 8,340 shares in the aggregate, as compensation for their service. The fair value of the shares was $11,550 per quarter determined by the market price of our common stock on the grant date of $1.38 per share.

Interest expense
Our interest expense was $543,552 and $769,456 for the three and six months ended June 30, 2011, respectively, which was an increase of $198,899 (or 57.7%), and $177,708 (or 30.0%) compared to interest expense of $344,653 and $591,748 during the comparable periods ended June 30, 2010. The increase in interest expense during the first half of 2011 was attributable to most of our short-term loans bearing a higher interest rate than the short-term loans in 2010. As a result, our weighted average interest rate was 6.745%, compared to a weighted average rate of 6.535% during the comparable period ended June 30, 2010.

Income Tax Expense
Income tax expense for the three and six months ended June 30, 2011 was approximately $1,984,076 and $3,736,868, respectively. The increases by approximately $962,815 (or 94.3%), and by approximately $1,532,640 (or 69.5%) for the three and six months ended June 30, 2011, respectively, compared to the comparable periods ended June 30, 2010, are primarily attributable to the increase in taxable profits as a result of significant increase in sales revenues. The income taxes are based on a statutory 25% effective tax rate in both years. There was no deferred income tax for the three and six months ended June 30, 2011.

Net Income
Net income for three and six months ended June 30, 2011 was approximately $5,718,642 and $10,960,469, respectively, increased by approximately $2,957,235 (or 107.1%), and by $4,682,487 (or 74.6%), compared to approximately $2,761,407 and $6,277,982 for the comparable periods in 2010. The increase in our net income for the three and six months ended June 30, 2011 was primarily attributable to the increase in sales revenue exceeding the effects of a correlative increase in cost of goods sold.

Liquidity and Capital Resources
The following table sets forth a summary of our net cash flow information for the periods indicated:

(All amounts in U.S. dollars)

	For the six months
	Ended June 30,
	2011*	2010*
	(Consolidated, unaudited)	(Consolidated, unaudited)

Net cash provided by operating activities	$5,716,342	$3,956,850

Net cash (used in) investing activities	$(3,181,935)	$(2,661,650)

Net cash provided by financing activities	$1,223,425	$2,197,770

Effect of Foreign currency translation	$32,932	$29,597

Net increase in cash and equivalents	$3,790,764	$3,522,567

Cash and cash equivalents, beginning of period	$2,863,692	$2,185,839

Cash and cash equivalents, end of period	$6,654,456	$5,708,406

* The above financial data have been derived from our unaudited consolidated financial statements for the six months ended June 30, 2011 and 2010.

Operating Activities

Operating Activities
Net cash provided by operating activities was approximately $5,716,342 for the six months ended June 30, 2011, compared to approximately $3,956,850 for the comparable period in 2010. Positive cash flows during the six months ended June 30, 2011 consist primarily of net income of $10,960,469, plus the $773,823 in non-cash expenses such as depreciation and stock based compensation, the increase in taxes payable and accrued liabilities in amount of $500,207 and $245,510, respectively, partially offset by the increase in accounts receivables, prepaid expenses and inventories in amount of $2,408,049, $1,497,408 and $3,134,987, respectively. In comparison, positive cash flows during the six months ended June 30, 2010 were due primarily to net income of $6,277,982, plus the non-cash expenses such as depreciation and warrants granted for services, total of was $741,473, partially offset by the increase in accounts receivable and inventories by $972,625 and $1,167,942, respectively, and the decrease in tax payable in the amount of $786,757.

Investing Activities
 Cash used in investing activities mainly consists of capital expenditures, expenditures for property, plant, and equipment, and additions to construction in progress.

Net cash flows used in investing activities were $3,181,935 and $2,661,650 for the six months ended June 30, 2011 and 2010, respectively. Negative cash flows during the first half of 2011 and 2010 were primarily attributable to the spending in reconstruction, renewal and expansion of our old workshop buildings and facilities. We incurred $2,035,787 and $748,618 in expenditures for property, plant and equipment during the six months ended June 30, 2011 and 2010, respectively. We also incurred $1,146,148 in construction in progress during the six months ended June 30, 2011 compared to $1,913,032 in such expenditures for the comparable period in 2010.

Financing Activities
We had cash flows of $1,223,425 provided by financing activities for the six months ended June 30, 2011, consisting of proceeds from short-term loans of $12,234,251 payable to local banks, which bear annual interest at rates ranging from 5.346% to 7.965%, offset by the repayments of $11,010,826 during the period. Comparably, net cash provided by financing activities was $2,197,770 for the six months ended June 30, 2010, due primarily to the proceeds from short-term loans of $6,813,087 payable to local banks, which bear annual interest at rates ranging from 4.86% to 5.346%, offset by the repayments of $4,615,317 during this period.

Based upon our present plans, we believe that cash on hand, cash flow from operations and funds available to us through our proposed financing activities will be sufficient to fund our capital needs for at least the next 12 months. We expect that our primary sources of funding for our operations for the next 12 months will consist of cash flow from operations, in addition to our proposed financing activity. However, our ability to maintain sufficient liquidity depends in part on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we did not have sufficient available cash, we would have to seek additional debt or equity financing through external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, consolidated results of operations and financial condition.

Loan Facilities
We believe that we currently maintain a good business relationship with the banks that have extended loans to us. As of June 30, 2011, our outstanding bank loans that were classified as short term borrowings on the accompanying consolidated balance sheet were as follows:

(All amounts in U.S. Dollars)

	As of
	6/30/2011	12/31/2010

Bank of China, 6.372% interest rates, due no later than January 17, 2012 (1)	3,094,490	1,056,971
Agricultural Bank of China (Cao County branch), 5.346% - 7.965% interest rate, due no later than April 29, 2012 (2)	7,736,226	-
Laishang Bank, 7.965% interest rate, due no later than April 29, 2011	-	2,264,937
Construction Bank of China (Cao County branch), 4.445% interest rate per annum, due no later than June 27, 2011	-	6,039,833
	$10,830,716	$9,361,741

(1)           The term of this loan agreement is from January 6, 2011 to January 17, 2012, with an interest rate of 6.372% per annum. The purpose of this loan is to purchase raw materials. Zhongshang Wealth Guarantee Co., Ltd is the guarantor for this loan and has assumed joint and several liability therefor. This loan is also secured by a cash deposit of approximately $77,362 (RMB 500,000).

(2)           The short-term loans payable to Agricultural Bank of China include $3,094,490 due on July 28, 2011, with an interest rate of 5.346% per annum, and $4,641,736 due on April 29, 2012, with an interest rate of 7.965% per annum. The loans are to be used for working capital, and we expect it to be repaid from our revenues. Heze JXY Food Limited is the guarantor for both loans and has assumed joint and several liability therefor. The loans are not collateralized.

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

We believe that our existing cash, cash equivalents and cash flows from operations and our credit lines will be sufficient to meet our anticipated cash needs over the next 12 months, including, but not limited to, building our first new production line to manufacture wooden furniture that we believe would enable us to fulfill a greater percentage of our overseas demands. We will, however, require substantial additional cash resources to implement the balance of our growth strategy discussed immediately below, including any acquisitions we may decide to pursue.

We intend to use a part of the net proceeds of any financing that we may in the future be able to raise, if any, to construct a new production facility, which we expect will produce higher grade furniture. We estimate the total cost of such production facility to be approximately $20 million, including but not limited to (i) $5.3 million to construct a 40,000 square meter production line, (ii) $6.7 million to purchase new equipment to be used in the production line, and (iii) $8.0 million to purchase raw materials and other materials used in the manufacturing of products the new production line will produce.

In addition, we also plan to (i) build another new production line to produce high end furniture, which we currently estimate will cost an additional approximately $15 million, (ii) build an R&D center, which we currently estimate will cost approximately $1.4 million, (iii) upgrade our existing facilities and establish new compatible facilities for a complete furniture production line, such as carton, paint and hardware workhouse, which we currently estimate will cost approximately $36.6 million, and (iv) set up overseas sales stores. The timing of these items will depend upon our ability to raise the required additional capital, for which we do not currently have plans.

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

As of June 30, 2011, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

CHINA SHANDONG INDUSTRIES INC.

August 15, 2011	By:	/s/ Jinliang Li
Jinliang Li, Chief Executive Officer
(Principal Executive Officer)

August 15, 2011	By :	/s/ Yuhong Lei
Yuhong Lei, CFO
(Principal Accounting and Financial Officer)