Form 10-Q
period 2011-09-30
China Shandong Industries, Inc.
filed 2011-11-14
CIK 1417192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                           ☒      Yes    ☐      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐        Yes    ☒          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐    Yes    ☒      No

There were 43,066,819 shares of common stock issued and outstanding as of November 9, 2011.

PART I  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Index to Unaudited Consolidated Financial Statements

Pages

Unaudited Consolidated Balance Sheets	F-3

Unaudited Consolidated Statements of Income and Comprehensive Income	F-4

Unaudited Consolidated Statements of Cash Flows	F-5

Notes to Unaudited Consolidated Financial Statements	F-6 – F-16

China Shandong Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,035,161	$2,863,692
Cash and cash equivalents - restricted	156,705	-
Trade accounts receivable	13,832,785	11,037,212
Inventories	17,731,780	14,758,721
Prepaid expenses	1,356,978	2,759,060
Other receivables	42,736	298,570
TOTAL CURRENT ASSETS	36,156,145	31,717,255

FIXED ASSETS
Property, plant, and equipment	41,277,454	23,651,008
Accumulated depreciation	(4,596,983)	(3,465,278)
NET FIXED ASSETS	36,680,471	20,185,730

OTHER ASSETS
Land occupancy rights, net	6,194,362	71,541
Construction in progress	30,775	10,413,961
TOTAL OTHER ASSETS	6,225,137	10,485,502

TOTAL ASSETS	$79,061,753	$62,388,487

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings	$7,835,271	$9,361,741
Accounts payable	1,137,224	452,285
Other payables and accrued liabilities	725,781	584,447
Deposits received in advance	20,740	118,516
Compensation payable	161,000	172,550
Taxes payable	461,667	417,936
TOTAL CURRENT LIABILITIES	10,341,683	11,107,475

TOTAL LIABILITIES	10,341,683	11,107,475

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, 5,000,000 authorized, none issued and outstanding as of September 30, 2011 and December 31, 2010, respectively)	-	-
Common stock ($.0001 par value, 100,000,000 authorized, 43,075,153 and 43,050,075 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively)	4,308	4,305
Additional paid in capital	8,955,196	8,242,947
Statutory and discretionary surplus reserve	3,608,243	3,608,243
Accumulated other comprehensive income (loss)	3,176,451	1,879,135
Retained earnings	52,975,872	37,546,382
TOTAL STOCKHOLDERS' EQUITY	68,720,070	51,281,012

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79,061,753	$62,388,487

See accompanying notes to these consolidated financial statements

China Shandong Industries, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income and Comprehensive Income
For the Three and Nine Months Ended September 30, 2011 and 2010

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenues
Sales	$30,643,618	$22,746,574	$97,804,989	$62,181,727
Cost of goods sold (exclusive of depreciation and amortization)	21,771,522	16,462,614	70,558,272	45,206,191

Operating expenses
Selling and marketing	247,392	215,692	661,698	608,729
Research and Development expenses	304,380	111,923	1,027,087	501,642
General and administrative	1,286,783	276,555	3,048,383	884,730
Stock option granted to related party	677,602	-	677,602	-
Professional and consulting fee	13,043	157,303	269,407	492,005
Total Operating Expenses	2,529,200	761,473	5,684,177	2,487,106

Income from operations	6,342,895	5,522,487	21,562,540	14,488,430

Other income (expenses)
Finance income (expenses)	(296,404)	(131,218)	(1,065,860)	(722,966)
Other income		2,079	4,071	4,977
Non-operating income (expenses)	67,719	3,700	314,867	108,817
Total other income (expense)	(224,614)	(125,439)	(746,922)	(609,172)

Income before income taxes	6,118,281	5,397,048	20,815,618	13,879,258

Income taxes - current	1,649,260	1,388,588	5,386,128	3,592,816

Net income	$4,469,021	$4,008,460	$15,429,490	$10,286,442

Other comprehensive income
Foreign currency translation adjustment	406,659	371,886	1,297,316	823,162

Comprehensive income	$4,875,679	$4,380,345	$16,726,806	$11,109,604

Earnings per common share
Basic	$0.10	$0.09	$0.36	$0.24

Fully diluted	$0.10	$0.09	$0.35	$0.24

Weighted average common shares outstanding
Basic	43,069,041	42,875,000	43,062,211	42,875,000

Fully diluted	44,068,896	43,875,000	44,062,136	43,706,481

See accompanying notes to these consolidated financial statements

China Shandong Industries, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010

	For the nine months ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,429,490	$10,286,442
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,131,184	618,042
Amortization	16,565	3,965
Warrants granted for services, non-cash	-	334,702
Stock based compensation, non-cash	34,650	178,325
Stock option granted to related party	677,602	-
Changes in operating assets and liabilities:
Trade accounts receivable	(2,335,568)	(1,623,644)
Prepaid expense	1,479,392	38,260
Inventories	(2,371,674)	(2,868,042)
Other receivables	262,333	(24,691)
Accounts payable	657,503	230,313
Taxes payable	27,427	(953,331)
Other payables and accrued liabilities	117,275	599,057
Deposits received in advance	(100,423)	2,341
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	15,025,756	6,821,740

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(4,598,693)	(780,945)
Purchase of land occupancy rights	(6,054,224)	-
Additions to construction in progress	(2,298,606)	(3,961,049)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(12,951,523)	(4,741,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term borrowings	12,311,589	11,568,813
Principal repayments of short term borrowings	(14,158,327)	(10,669,890)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,846,738)	898,923

Foreign currency adjustment	100,679	823,162

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	328,174	3,801,831

CASH AND CASH EQUIVALENTS:
Beginning of period	2,863,692	2,185,839

End of period	$3,191,866	$5,987,670

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$544,591	$562,882
Taxes	$5,386,128	$3,894,449

See accompanying notes to these consolidated financial statements

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

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

The Company is located in the Development Zone Cao County, which is near the Beijing-Kowloon railway with the DeShang Highway to the East and Qinghe Road to the West. There are four production areas including sixteen production workshops and staff who work on willow products, craft and wooden furniture.

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

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONT’D)

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is reviewing ASU 2011-05 to ascertain its impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

4.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable is comprised of the following amounts at the respective dates:

	As of
	9/30/2011	12/31/2010

Gross trade accounts receivable from customers	$14,248,304	$11,437,591
Allowance for doubtful customer accounts	(415,519)	(400,379)
	$13,832,785	$11,037,212

The Company did not recognize any bad debt expense during the three and nine months ended September 30, 2011. The increase in allowance for doubtful accounts was due to foreign currency translation.

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

5.	INVENTORIES

Inventories are comprised of the following amounts at the respective dates:

	As of
	9/30/2011	12/31/2010

Raw materials	$5,732,948	$6,169,040
Work in process	9,090,012	3,935,392
Finished goods	2,908,820	4,654,289
	17,731,780	14,758,721
Provision for obsolete inventories	-0-	-0-
	$17,731,780	$14,758,721

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	9/30/2011	12/31/2010
Cost:
Buildings	$25,664,519	$17,998,450
Machinery, equipment and furniture	15,612,935	5,652,558
	41,277,454	23,651,008
Accumulated depreciation	(4,596,983)	(3,465,278)
Net	$36,680,471	$20,185,730

During the three and nine months ended September 30, 2011 and 2010, depreciation expenses were included in the following accounts on the accompanying consolidated income statements:

	Three months ended		Nine months ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010

General and administrative expenses	$380,461	$213,908	$1,131,184	$618,042
	$380,461	$213,908	$1,131,184	$618,042

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

7.	LAND OCCUPANCY RIGHTS

	As of
	9/30/2011	12/31/2010

Land occupancy rights	6,238,576	98,887
Less: Accumulated amortization	(44,214)	(27,346)
Land occupancy rights, net	$6,194,362	$71,541

During the three and nine months ended September 30, 2011 and 2010, amortization expense was included in the following accounts on the accompanying consolidated income statements:

	Three months ended		Nine months ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010

General and administrative expenses	$5,591	$1,328	$16,565	$3,965
	$5,591	$1,328	$16,565	$3,965

8.	SHORT-TERM BORROWINGS

The Company’s outstanding principal balances on its short-term borrowings are payable as follows:

	As of
	9/30/2011	12/31/2010

Bank of China, 6.372% interest rate, due no later than January 17, 2012 (1)	3,134,108	1,056,971
Agricultural Bank of China (Cao County branch), 7.965% interest rate, due on April 29, 2012 (2)	4,701,163	-
Laishang Bank, 7.965% interest rate, due no later than April 29, 2011	-	2,264,937
Construction Bank of China (Cao County branch), 4.445% interest rate per annum, due no later than June 27, 2011	-	6,039,833
	$7,835,271	$9,361,741

(1)           The term of this loan agreement is from January 6, 2011 to January 17, 2012, with an interest rate of 6.372% per annum. The purpose of this loan is to purchase raw materials. Zhongshang Wealth Guarantee Co., Ltd is the guarantor for this loan and has assumed joint and several liability therefor. This loan is also secured by a cash deposit of approximately $156,705 (RMB 1,000,000).

(2)           The short-term loans payable to Agricultural Bank of China is from May 30, 2011 to April 29, 2012, with an interest rate of 7.965% per annum. The loan is used for working capital, and the Company expects them to be repaid from its revenues. Heze JXY Food Limited is the guarantor for both loans and has assumed joint and several liability therefor. The loans are not collateralized.

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

9.	OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	9/30/2011	12/31/2010
Salary and staff welfare payable	$499,208	$299,821
Accrued expenses	72,006	45,082
Other payables	154,567	239,544
	$725,781	$584,447

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

12.	COST OF GOODS SOLD (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION)

Cost of goods sold consists primarily of costs of raw materials and direct labor, and other costs directly attributable to the production of products. Write-down of inventories to the lower of cost or market is also recorded in cost of goods sold.

The following table sets forth the breakdown of the Company’s cost of goods sold for the three and nine months ended September 30, 2011 and 2010, respectively.

	Three months ended		Nine months ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010

Direct Materials	$16,833,455	$12,514,310	$53,236,482	$34,567,595
Indirect Materials	$3,946,479	$2,859,429	$14,344,921	$7,532,652
Direct Labor	$643,331	$854,917	$1,948,082	$2,491,066
Inbound Freights	$348,257	$233,958	$1,028,787	$614,878
Cost of Goods Sold	$21,771,522	$16,462,614	$70,558,272	$45,206,191

The depreciation and amortization expenses, shipping and handling expenses, inspection costs are excluded from cost of goods sold, the amount of which for the three and nine months ended September 30, 2011 and 2010, respectively, are set forth in the following table.

	Three months ended		Nine months ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Depreciation expenses	$380,461	$213,908	$1,131,184	$618,042
Amortization	$5,591	$1,328	$16,565	$3,965
Shipping and handling expenses	$213,750	$76,782	$535,907	$344,071
Inspection costs	$22,246	$7,615	$82,888	$39,863

These excluded expenses are included under Selling, General and Administrative expenses in the accompanying financial statements.

13.	SELLING AND MARKETING EXPENSES

Selling and marketing expenses were $247,392 and $661,698 for the three and nine months ended September 30, 2011, respectively, including $213,750 and $535,907 in shipping and handling expenses for three-month and nine-month periods ended September 30, 2011, respectively. Selling and marketing expenses mainly consist of advertising, shipping and handling costs, exhibition expenses, inspection costs, and the other costs of the Company’s distribution network which are expensed as incurred during the selling activities.

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

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

14.	INCOME TAXES (CONT’D)

Income taxes in the accompanying consolidated statements of income for the reporting periods represent provision for EIT for the Company’s continuing operations in the PRC.

The effective income taxes differ from the above PRC statutory EIT rates as follows:

	Three months ended		Nine months ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010

EIT rate in effect for the year	25%	25%	25%	25%
Profits before income tax	6,118,281	5,397,048	20,815,618	13,879,258
Income tax	1,649,260	1,388,588	5,386,128	3,592,816

	Three months ended		Nine months ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010

Provision for income taxes at statutory EIT rate	1,529,570	1,349,262	5,203,905	3,469,814
Non-deductible and other various items for tax purposes	119,690	39,326	182,223	123,002
Income taxes	1,649,260	1,388,588	5,386,128	3,592,816

The Company had no deferred tax liabilities as of September 30, 2011.

15.	STOCK BASED COMPENSATION

On July 1, 2010, the Company agreed to issue 8,340 shares of its Common Stock per quarter to two of its independent directors as compensation pursuant to offer letters. The fair value of the shares was $11,550 per quarter determined by the fair value of the Common Stock on the grant date, at a market quoted price of $1.38. The remaining 8,340 shares for the second quarter of 2011 were issued on September 6, 2011.

On September 7, 2011, the Company entered into a stock option agreement with Jinliang Li, the Company’s Chief Executive Officer and Chairman, pursuant to which the Company will grant to Mr. Li a stock option to purchase 2,000,000 shares of Common Stock of the Company at an exercise price equal to $0.40 per share. The estimated fair value of the option at the date of the grant was $677,602, calculated using the Black-Scholes options pricing model, assuming approximately 0.11% risk-free interest, 0% dividend yield, 346% volatility, and a life of ten years commencing on September 7, 2011.

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

16.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan for all of its qualified employees in the PRC. The employer and the employees are each required to make contributions to the plan at the rates specified in the plan. The obligation of the Company with respect to retirement is to make the required contributions under the plan. No forfeited contributions are available to reduce the contribution payable in the future years. The contributions under the defined contribution plan were charged to expense in the accompanying consolidated statements of income. The Company contributed $0 for both nine-month periods ended June 30, 2011 and 2010, respectively.

17.	CONTINGENCIES

The Company had no contingencies existing as of September 30, 2011 and December 31, 2010.

18.	RELATED PARTY TRANSACTIONS

The Company entered into no material transactions with any of its related parties during the three and nine months ended September 30, 2011 and 2010, respectively, other than the related party transactions disclosed in Footnote 15.

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

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

20.	CONCENTRATIONS AND RISKS (CONT’D)

Major customers

For the nine months ended September, 2011 and 2010, 100% of the Company’s assets were located in the PRC, and certain customers accounted for greater than 5% in revenues.

The following tables set forth the Company’s top three customers individually comprising 26% and 22% of net revenue for the nine months ended September, 2011 and 2010, respectively.

For the nine months ended September 30, 2011

Customers	Revenues		Accounts Receivable

Customer A	$12,814,075	13.10%	$1,251,014
Customer D	7,158,062	7.32%	830,003
Customer B	5,723,757	5.85%	991,337

Total:	$25,695,894	26.27%	$3,072,354

For the nine months ended September 30, 2010

Customers	Revenues		Accounts Receivable

Customer A	$6,981,450	11.23%	$1,318,517
Customer B	3,735,989	6.01%	846,681
Customer C	2,757,307	4.43%	1,447,690

Total:	$13,474,746	21.67%	$3,612,888

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

21.	SEGMENTS

The Company determined that it does not operate in any material, separately reportable operating segments as of September 30, 2011 and December 31, 2010, respectively.

CHINA SHANDONG INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

22.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date and time its financial statements were issued on November 10, 2011. There were no subsequent events through November 10, 2011.

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

Our operations are conducted in the PRC through our subsidiary, Shandong. For the three and nine months ended September 30, 2011, we generated sales of $30,643,618 and $97,804,989, respectively, and net income of $4,469,021 and $15,429,490, respectively; for the 2010 fiscal year, we generated sales and net income of $83,934,050 and $14,157,889, respectively; and for the 2009 fiscal year, we generated sales and net income of $69,435,044 and $12,021,155, respectively.

For the nine months ended September 30, 2011, sales of our wood furniture products, straw-wicker products and handicraft products accounted for approximately $62.9 million, $31.6 million and $3.3 million, respectively, or 64.4%, 32.3% and 3.3% of our revenues; for the 2010 fiscal year, sales of our wood furniture products, straw-wicker products and handicraft products accounted for approximately $47.1 million, $35.4 million and $1.5 million, respectively, or 56.1%, 42.2% and 1.7% of our revenues; and for the 2009 fiscal year, approximately $37.1 million, $31.2 million and $1.1 million, respectively.

Our straw and wicker products as well as our wood handicraft products are high margin products as such products generally are manufactured by local persons in their homes, the raw material costs are low and the production of such products does not require advanced technology.

Based upon what we believe is growing demand for our wood furniture products and the changing demographics of the wood furniture industry, we believe we have a unique opportunity to increase our revenues, net income and gross margins by expanding the manufacturing capacity of our existing wood furniture business and by producing different types of wood furniture products that we believe there is a large and increasing international demand for.

While we intend to continue manufacturing and selling our straw, wicker and handicraft products, we intend to devote substantial financial and other resources on our wood furniture products by producing new products and by increasing our current manufacturing capacity by renovating and upgrading our current production facilities.

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

Accounts Receivable

Most of our sales were conducted on pre-payment or COD basis. However, during the normal course of business, we extend to some of our customers interest-free, unsecured credit for a term of 90 days depending on a customer’s credit history, as well as local market practices. We review our accounts receivables quarterly and determine the amount of allowances, if any, necessary for doubtful accounts. Historically, we have not had any material bad debt write-offs; however, we provide an arbitrary reserve amount for possible bad debts up to 5% of the accounts receivable balances per year. We review our accounts receivable balances to determine whether specific reserves are required due to such issues as disputed balances with distributors, declines in distributors’ credit worthiness, or unpaid balances exceeding agreed-upon terms. Based upon the results of these reviews, we determine whether a specific provision should be made to provide a reserve for possible bad debt write-offs. We determined that no additional bad debt write offs were necessary or required during the nine months ended September 30, 2011.

As of September 30, 2011, we had outstanding gross accounts receivables of $14,248,304 and allowance for bad debts of $415,519. We believe that these outstanding amounts will be collected pursuant to the terms and conditions within the period agreed with our customers. During the reported periods, neither material problems relating to distributor payments nor specific additional bad debt write-offs occurred. In terms of our liquidity, we reflect the extended interest-free unsecured credit in our cash flows for the reported periods. Therefore, we anticipate no changes from past cash flow patterns.

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

As of September 30, 2011, we had an inventory balance of $17,731,780.

Recently Issued Accounting Standards

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is reviewing ASU 2011-05 to ascertain its impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.
(All amounts in U.S. dollars, except for the percentages)

	For the three months ended				For the nine months ended
Statements of Operations	9/30/2011		9/30/2010		9/30/2011		9/30/2010
		%(1)		%(1)		%(1)		%(1)
Revenues	30,643,618	-	22,746,574	-	97,804,989	-	62,181,727	-
Cost of goods sold (exclusive of depreciation and amortization	21,771,522	71.0	16,462,614	72.4	70,558,272	72.1	45,206,191	72.7

Operating expenses	2,529,200	8.3	761,473	3.3	5,684,177	5.8	2,487,106	4.0

Income from operations	6,342,895	20.7	5,522,487	24.3	21,562,540	22.0	14,488,430	23.3

Other (expense)	(224,614)	0.7	(125,439)	0.6	(746,922)	0.8	(609,172)	1.0

Income before income taxes	6,118,281	20.0	5,397,048	23.7	20,815,618	21.3	13,879,258	22.3

Net income	4,469,021	14.6	4,008,460	17.6	15,429,490	15.8	10,286,442	16.5
(1)	Representing percentage of revenues.

Comparison of the three and nine months ended September 30, 2011 and 2010

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

Revenues for the three and nine months ended September 30, 2011 were $30,643,618 and $97,804,989, respectively, increased by $7,897,044 or 34.7%, and by $35,623,262 or 57.3%, compared to revenues of $22,746,574 and $62,181,727 for the comparative periods ended September 30, 2010, respectively. For the three months ended September 30, 2011, our main products, wood furniture, straw-wicker, and handicraft products, generated sales of approximately $18.8 million, $10.9  million and $0.9 million, respectively, or approximately 61.4%, 35.5% and 3.1% of our total revenues for the period. For the nine months ended September 30, 2010, our main products, wood furniture, straw-wicker, and handicraft products, generated sales of approximately $62.9 million, $31.6 million and $3.3 million respectively, or 64.4%, 32.3% and 3.3% of our revenues for the nine-month period in 2011.

Sales of our wood furniture, straw-wicker and handicraft products generated revenues of approximately $12.6 million and $35.1 million, $9.7 million and $25.9 million, $0.4 million and $1.2 million, respectively, for the three and nine months ended September 30, 2010, respectively.

The increase in our revenues during the three and nine months ended September 30, 2011 compared to the same periods in 2010 was primarily attributable to increased orders from our existing customers as a result of the addition of newly-developed products to our production lines. Simultaneously, we were able to continue to obtain new customers, orders from which were already on an upward trajectory, which also contributed to the increase in sales.

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

Cost of goods sold for the three months ended September 30, 2011 was approximately $21,771,522, an increase of approximately $5,308,908, or approximately 32.2%, from approximately $16,462,614 for the comparative period in 2010. For the nine months ended September 30, 2011, we had cost of goods sold of $70,558,272, increased by $25,352,081, or approximately 56.1%, compared to approximately $45,206,191 in cost of goods sold during the same period ended September 30, 2010. This increase was primarily caused by the increased costs of raw materials and labor, which increase was the result of our greater use of raw materials based on the increase in our orders.

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

Our selling and marketing expenses were $247,392 and $661,698 for the three and nine months ended September 30, 2011, respectively, including $213,750 and $535,907 in shipping and handling expenses for the three-month and nine-month periods, respectively. Our selling and marketing expenses increased by approximately $31,700 or 14.7%, and $52,969 or 8.7% for the three and nine months ended September 30, 2011, respectively, from $215,692 and $608,729 for the comparative periods ended September 30, 2010, resulted from the increase in transportation fees, port incidental charges and trade inspection fees resulting from our increased sales.

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

Our general and administrative expenses for the three and nine months ended September 30, 2011 were approximately $1,286,783 and $3,048,383, respectively, increased by approximately $1,010,228 or 365.3%, and by $2,163,653, or 244.6%, compared to approximately $276,555 and $884,730 for the comparative periods in 2010. Such significant increases in expenses resulted from an increase in depreciation expenses. We purchased machinery and equipment of approximately $400,000, and finished the building construction of approximately $12,000,000 at the end of 2010, the deprecation of which started since the first quarter of 2011. In addition, our office expenses and traveling expenses increased compared to the same period in 2010 due to the increasing workload from increasing orders.

Research and Development

Our research and development expenditures totaled approximately $304,380 and $1,027,087 for the three and nine months ended September 30, 2011, respectively, an increase of approximately $192,457 or 172.0%, and  $525,445, or 104.7%, as compared to research and development expenditures of approximately $111,923 and $501,642 for the same periods ended September 30, 2010. The increase was due to our growing investment in research and development of new products, including our proposed new furniture production line. We expect our research and development expenditures to continue to increase as a result of further diversification of our product lines in the future.

Stock Option Granted to Related Party

We had expenses of $677,602 incurred due to stock option granted to a related party during the third quarter of 2011. On September 7, 2011, we entered into a stock option agreement with Jinliang Li, our Chief Executive Officer and Chairman, pursuant to which we will grant to Mr. Li a stock option to purchase 2,000,000 shares of Common Stock at an exercise price equal to $0.40 per share. The estimated fair value of the option at the grant date was calculated using the Black-Scholes options pricing model, assuming approximately 0.11% risk-free interest, 0% dividend yield, 346% volatility, and a life of ten years commencing on September 7, 2011.

Professional and Consulting Expenses

During the three and nine months ended September 30, 2011, we incurred professional and consulting fees of $13,043 and $269,407, respectively, representing legal fees, audit fees and other professional fees attributable to maintaining our publicly-traded status in the United States. The amount for the nine months ended September 30, 2011 also included non-cash payments from the issuance of shares of our common stock.

We provided two of our three independent directors an offer letter, dated July 1, 2010, pursuant to which we agreed to issue each independent director 4,170 shares of our common stock per quarter, or 8,340 shares in the aggregate, as compensation for their service. The fair value of the shares was $11,550 per quarter determined by the fair value of our common stock on the grant date, which was market price of $1.38 per share. The offer letters were completed on June 30, 2011.

Interest Expense

Our interest expense was approximately $296,404 and $1,065,860 for the three and nine months ended September 30, 2011, respectively, which was an increase of $165,186, or 125.9%, and $342,894, or 47.4%, compared to $131,218 and $722,966 in the same respective periods ended September 30, 2010. The increase in interest expense during the three and nine months ended September 30, 2011 was attributable to most of our short-term loans bearing a higher interest rate than the short-term loans in 2010. As a result, our weighted average interest rate was 7.33%, compared to a weighted average rate of 6.41% during the comparative periods ended September30, 2010.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2011 was approximately $1,649,260 and $5,386,128, respectively. The increase by approximately $260,672 or 18.8%, and by approximately $1,793,312 or 49.9% for the three and nine months ended September 30, 2011, respectively, compared to the same periods ended September 30, 2010, was primarily attributable to the increase in taxable profits as a result of significant increase in sales revenues. The income taxes are based on a statutory 25% effective tax rate in both years. There was no deferred income tax for the three and nine months ended September 30, 2011.

Net Income

Net income for three and nine months ended September 30, 2011 was approximately $4,469,021 and $15,429,490, respectively, increased by approximately $460,561 or 11.5%, and by $5,143,048, or 50.0%, compared to approximately $4,008,460 and $10,286,442 for the comparative periods in 2010. The increase in our net income for the three and nine months ended September 30, 2011 was primarily attributable to the increase in sales revenue exceeding the effects of a correlative increase in cost of goods sold. The growth rate in net income during the three months ended September 30, 2011 slowed down because the expenses of $677,602 were incurred due to stock option granted to a related party during this period. It was one-time charge included our operating expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:

(All amounts in U.S. dollars)

	For the nine months
	Ended September 30,
	2011*	2010 *
	(Consolidated, unaudited)	(Consolidated, unaudited)

Net cash provided by operating activities	$15,025,756	$6,821,740

Net cash (used in) investing activities	$(12,951,523)	$(4,741,994)

Net cash (used in) provided by financing activities	$(1,846,738)	$898,923

Effect of Foreign currency translation	$100,679	$823,162

Net increase in cash and equivalents	$328,174	$3,801,831

Cash and cash equivalents, beginning of period	$2,863,692	$2,185,839

Cash and cash equivalents, end of period	$3,191,866	$5,987,670

* The above financial data have been derived from our unaudited consolidated financial statements for the nine months ended September 30, 2011 and 2010.

Operating Activities

Operating Activities

Net cash provided by operating activities was approximately $15,025,756 for the nine months ended September 30, 2011, compared to net cash of approximately $6,821,740 from operations for the comparable period in 2010. Positive cash flows during the nine months ended September 30, 2011 were due primarily to the net income of $15,429,490, plus the decrease in prepaid expense by $1,479,392, the increase in accounts payable by $657,503, and the non-cash expenses such as depreciation of $1,131,184, stock based compensation of $34,650 and stock option granted to related party in amount of $677,602, partially offset by the increase in accounts receivables and inventories in amount of $2,335,568 and $2,371,674, respectively. Comparably, positive cash flows during the nine months ended September 30, 2010 were due primarily to net income of $10,286,442, plus the non-cash expenses such as depreciation of $618,042, warrants granted for services of $334,702, and stock based compensation of $178,325, partially offset by the increase in accounts receivable and inventories by $1,623,644 and $2,868,042, respectively, and the decrease in tax payable in the amount of $953,331.

Investing Activities

Cash used in investing activities mainly consists of capital expenditures, expenditures for property, plant, and equipment, and additions to construction in progress.

Net cash flows used in investing activities were $12,951,523 and $4,741,994 for the nine months ended September 30, 2011 and 2010, respectively. Negative cash flows during the periods were primarily attributable to the spending in purchase of land occupancy rights and new production equipments and properties. We incurred $4,598,693 and $780,945 in expenditures for property, plant and equipment during the nine months ended September 30, 2011 and 2010, respectively. We also had $2,298,606 incurred in construction in progress during the nine months ended September 30, 2011 compared to $3,961,049 in such expenditures for the comparable period in 2010. In addition, we had cash outflow of $6,054.224 due to purchase of land occupancy rights during the third quarter of 2011.

Financing Activities

We had cash flows of $1,846,738 used in financial activities for the nine months ended September 30, 2011, due to proceeds from short-term loans of $12,311,589 payable to local banks, which bear annual interest rate from 5.346% to 7.965%, offset by the repayments of $14,158,327 during the period. Comparably, net cash provided by financing activities was $898,923 for the nine months ended September 30, 2010, due primarily to the proceeds from short-term loans of $11,568,813 payable to local banks, which bear an annual interest rate depending on the loan from 4.86% to 9.558%, offset by the repayments of $10,669,890 during this period.

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

Loan Facilities

We believe that we currently maintain a good business relationship with the banks that have extended loans to us. As of September 30, 2011, our outstanding bank loans that were classified as short term borrowings on the accompanying consolidated balance sheet were as follows:

(All Amounts in U.S. Dollars)

	As of
	9/30/2011	12/31/2010

Bank of China, 6.372% interest rate, due no later than January 17, 2012 (1)	3,134,108	1,056,971
Agricultural Bank of China (Cao County branch), 7.965% interest rate, due on April 29, 2012 (2)	4,701,163	-
Laishang Bank, 7.965% interest rate, due no later than April 29, 2011	-	2,264,937
Construction Bank of China (Cao County branch), 4.445% interest rate per annum, due no later than June 27, 2011	-	6,039,833
	$7,835,271	$9,361,741

(1)           The term of this loan agreement is from January 6, 2011 to January 17, 2012, with an interest rate of 6.372% per annum. The purpose of this loan is to purchase raw materials. Zhongshang Wealth Guarantee Co., Ltd is the guarantor for this loan and has assumed joint and several liability therefor. This loan is also secured by a cash deposit of approximately $156,705 (RMB 1,000,000).

(2)           The short-term loans payable to Agricultural Bank of China is from May 30, 2011 to April 29, 2012, with an interest rate of 7.965% per annum. The loan is used for working capital, and the Company expects them to be repaid from its revenues. Heze JXY Food Limited is the guarantor for both loans and has assumed joint and several liability therefor. The loans are not collateralized.

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

As of September 30, 2011, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1	Stock Option Agreement made and entered into as of September 7, 2011 by and between China Shandong Industries Inc. and Jinliang Li (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2011.

*
The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA SHANDONG INDUSTRIES INC.

November 14, 2011	By:	/s/ Jinliang Li
Jinliang Li, Chief Executive Officer
(Principal Executive Officer)

November 14, 2011	By :	/s/ Yuhong Lei
Yuhong Lei, CFO
(Principal Accounting and Financial Officer)